Form 10-Q
period 1997-10-31
METALLURG INC
filed 1997-12-23
CIK 1030992

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-Q(1)
(Mark One)

<checked-box>[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended October 31, 1997

                                       OR

[    ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from _______ to _______

                               METALLURG, INC.
               (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                                  13-1661467
        (State or Other Jurisdiction                    (I.R.S. Employer
       of Incorporation or Organization)                Identification No.)

                             6 EAST 43RD STREET
                          NEW YORK, NEW YORK 10017
                   (Address of Principal Executive Offices)
                                  (Zip Code)

                              (212) 835-0200
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [   ]   No <checked-box> [ X ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                         Yes <checked-box>X     No

The number of shares of common stock, $0.01 par value, issued and outstanding as of December 15, 1997 was 4,956,406 and on a fully diluted basis was 5,016,073, which includes options exercisable within 60 days of such date.

(1) As of the date hereof, the Company is not required by law under the Securities Exchange Act of 1934, as amended (the "Exchange Act") to file this form with the Securities and Exchange Commission (the "SEC"). However, pursuant to Section 4.02 of the Indenture, dated as of November 25, 1997, by and among the Company, certain of its subsidiaries and IBJ Schroder Bank & Trust Company, as trustee, the Company is required to file with the SEC such information, documents and other reports as are specified under Section 13 and 15(d) of the Exchange Act. The Company has chosen to fulfill its obligations under such Indenture by filing this report on form 10-Q with the SEC.

                METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                                   INDEX



Part I.     FINANCIAL INFORMATION:                                     Page No.

          Item 1 -  Financial Statements (Unaudited)

            Condensed Statements of Consolidated Operations
            for the Quarter and the Two Quarters Ended October 31, 1997,
            the Quarter Ended March 31, 1997 and the Three Months and
            the Nine Months Ended September 30, 1996                       3

            Condensed Consolidated Balance Sheets at October 31, 1997,
            March 31, 1997 and December 31, 1996                           4

            Condensed Statements of Consolidated Cash Flows for the
            Two Quarters Ended October 31, 1997, the Quarter Ended
            March 31, 1997 and the Nine Months Ended September 30, 1996    5

            Notes to Condensed Unaudited Consolidated Financial
            Statements                                                   6 - 11

            Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations               12 - 17


Part II.     OTHER INFORMATION

          Item 6. (a)     EXHIBITS                                         18


               6. (b)     REPORT ON FORM 8-K

          Signature Page                                                   19


METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In thousands, except per share data)




                                                     Predecessor
                         Reorganized Company           Company            Predecessor Company
                      --------------------------     -----------        ---------------------------
                       Quarter      Two Quarters       Quarter          Three Months    Nine Months
                        Ended         Ended             Ended               Ended          Ended
                      October 31,   October 31,       March 31,         September 30,  September 30,
                        1997          1997              1997                1996            1996
                     -----------   ------------      ----------         -----------    ------------

Total revenue         $148,325      $315,204           $155,587           $149,079       $480,834
Operating costs and   --------      --------           --------           --------       ---------
  expenses:
  Cost of sales        127,276       269,411            134,060            129,029        417,704
  Selling, general and
    administrative
    expenses            13,560        27,987             15,046             13,913         41,288
  Other operating
    expenses               -            -                  -                   596          1,756
                       --------      --------          ---------           --------      ---------
  Total operating costs
    and expenses       140,836       297,398            149,106            143,538        460,748
                       -------       -------            -------            -------        -------
    Operating income     7,489        17,806              6,481              5,541         20,086
Other income (expense):
    Other income, net    1,074           998              3,179                140          3,560
    Interest income
     (expense), net     (1,332)       (2,811)              (245)               535            782
    Reorganization
       expense            -             -                (2,663)              (980)        (2,410)
    Fresh-start
      revaluation         -             -                 5,107               -                -
                       --------      --------          ---------           --------      ---------
Income before income
  tax provision and
  extraordinary item     7,231        15,993             11,859              5,236         22,018
Income tax provision
  (benefit)              5,517        10,628             (3,063)             2,080          7,424
                       --------      --------          ---------           --------      ---------
Net income before
  extraordinary item     1,714         5,365             14,922              3,156         14,594
Extraordinary item        -             -                43,032               -                -
                       --------      --------          ---------           --------      ---------
Net income              $1,714        $5,365            $57,954             $3,156        $14,594
                       ========      ========          =========           ========      =========

Common shares and
  common share
  equivalents
  (actual and
  pro forma)             4,956         4,956              4,956              4,956          4,956

Earnings per
  common share
  (actual and
  pro forma):

Income before
  extraordinary
  item                   $0.35         $1.08             $ 3.01              $0.64          $2.94
Extraordinary item         -             -                 8.68                -              -
                       --------      --------          ---------           --------      ---------
Net income               $0.35         $1.08             $11.69              $0.64          $2.94
                       ========      ========          =========           ========      =========


See notes to condensed unaudited consolidated financial statements


METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands)
                                                    Reorganized
                                                      Company          Predecessor Company
                                                    -----------    ----------------------------

                                                    October 31,      March 31,     December 31,
                                                        1997            1997          1996
                                                    -----------    -------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents                           $25,618         $30,340      $63,274
  Accounts and notes receivable, net                   83,298          94,150       88,595
  Inventories                                         126,776         109,258      106,363
  Other assets                                         12,280          17,492       16,158
                                                     --------        --------     --------
     Total current assets                             247,972         251,240      274,390
Property, plant and equipment, net                     39,783          38,907       47,885
Other assets                                           14,956          15,557        9,351
                                                     --------        --------     --------
   TOTAL                                             $302,711        $305,704     $331,626
                                                     ========        ========     ========


LIABILITIES
Current liabilities:
  Short-term debt and current portion
    of long-term debt                                 $14,269         $14,777      $14,820
  Trade payables                                       53,604          55,947       48,264
  Accrued expenses                                     26,010          25,351       21,599
  Other current liabilities                            11,410          11,849       15,973
                                                     --------        --------     --------
    Total current liabilities                         105,293         107,924      100,656
                                                     --------        --------      -------
Long-term debt                                         50,695          51,711        5,049
Accrued pension liabilities                            39,530          41,090       42,773
Environmental liabilities, net                         42,067          42,865       34,637
Other liabilities                                       6,462          12,114       10,793
                                                     --------        --------     --------
    Total long-term liabilities                       138,754         147,780       93,252
                                                     --------        --------     --------

LIABILITIES SUBJECT TO COMPROMISE                           -               -      179,897

                                                     --------        --------     --------
    Total liabilities                                 244,047         255,704      373,805
                                                     --------        --------     --------
SHAREHOLDERS' EQUITY (DEFICIT)
Common stock                                               50              50           20
Additional paid-in capital                             52,561          49,950            -
Cumulative foreign currency translation adjustment        688               -       15,755
Retained earnings (deficit)                             5,365               -      (57,954)
                                                     --------        --------     --------
   Total shareholders' equity (deficit)                58,664          50,000      (42,179)
                                                     --------        --------     --------
     TOTAL                                           $302,711        $305,704     $331,626
                                                     ========        ========     ========

See notes to condensed unaudited consolidated financial statements.


METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In thousands)



                                                     Reorganized          Predecessor     Predecessor
                                                       Company              Company         Company
                                                    ------------           ---------     -------------
                                                    Two Quarters            Quarter      Nine Months
                                                        Ended                Ended          Ended
                                                    October 31,            March 31,     September 30,
                                                        1997                  1997            1996
                                                    ------------           ---------     -------------
Cash Flows from Operating Activities:
Net income                                             $5,365               $57,954          $14,594
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
 Executive stock awards                                    875                   500              -
 Extraordinary item                                          -               (43,032)             -
 Fresh-start revaluation                                     -                (5,107)             -
 Depreciation and amortization                           3,494                 2,143            7,304
 Gain on sale of assets                                 (2,183)               (3,266)          (3,929)
 Reorganization expense, net of payments                (4,051)                1,538            1,168
 Deferred income taxes                                   4,798                (3,767)             -
 Provision for doubtful accounts                         1,242                   162              349
 Provision for environmental costs, net of payments       (927)                 (256)             (36)
 Other, net                                              3,419                 3,057            3,140
                                                        -------               -------          -------
  Total                                                 12,032                 9,926           22,590
Change in operating assets and liabilities:
 Decrease (increase) in trade receivables                8,363               (20,272)           5,074
 (Increase) decrease in inventories                    (20,081)               (6,120)          10,707
 Decrease (increase) in other current assets             1,931                  (355)            (274)
 (Decrease) increase in trade payables and accrued
   expenses                                             (1,482)               18,895            1,373
 Decrease in prepetition liabilities                         -                   (39)            (140)
 Receipt from environmental trust, net                       -                 5,928                -
 Other assets and liabilities, net                      (2,993)               (1,547)          (4,142)
                                                        -------               -------          -------
  Net cash (used in) provided by operating activities   (2,230)                6,416           35,188
                                                        -------               -------          -------
Cash Flows from Investing Activities:
  Additions to property, plant and equipment, net       (5,493)               (2,774)          (4,897)
  Proceeds from asset sales                              3,812                 4,966            4,514
  Other, net                                                39                   (25)            (854)
                                                        -------               -------          -------
  Net cash (used in) provided by investing activities   (1,642)                2,167           (1,237)
                                                        -------               -------          -------
Cash Flows from Financing and Reorganization
  Activities:
  Cash distribution pursuant to plan of reorganization       -               (59,366)               -
  Drawdown of prepetition letters of credit                  -                 9,700                -
  Proceeds from long-term debt, net                          -                 8,100                -
  Net borrowing (repayment) of short-term debt             (57)                1,062          (14,453)
  Repayment of long-term debt                             (576)                 (487)          (1,223)
                                                        -------              --------         --------
  Net cash used in financing and reorganization
    activities                                            (633)              (40,991)         (15,676)
                                                        -------               -------          -------

Effects of exchange rate changes on cash and cash
    equivalents                                           (217)                 (526)            (231)

                                                        -------              --------         --------
  Net (decrease) increase in cash and cash equivalents  (4,722)              (32,934)          18,044
Cash and cash equivalents - beginning of period         30,340                63,274           36,828
                                                       --------              --------         --------

Cash and cash equivalents - end of period              $25,618               $30,340          $54,872
                                                       ========              ========         ========

See notes to condensed unaudited consolidated financial statements

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
---------------------------------------------

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

The accompanying condensed unaudited consolidated financial statements include the accounts of Metallurg, Inc. ("Metallurg") and its majority-owned subsidiaries (collectively, the "Company"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Accounting Principles Board Opinion No. 28. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheets as of March 31, 1997 and December 31, 1996 and the related condensed statements of consolidated operations and of consolidated cash flows for the quarter ended March 31, 1997 were derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

On February 26, 1997, the Fourth Amended and Restated Joint Plan of Reorganization (the "Plan") of Metallurg and one of its subsidiaries, Shieldalloy Metallurgical Corporation ("Shieldalloy"), was confirmed by the U.S. Bankruptcy Court for the Southern District of New York. Transactions contemplated by the Plan were consummated on April 14, 1997 (the "Effective Date"). For financial reporting purposes, the Company has reflected the effects of the Plan consummation as of March 31, 1997. As a result of the consummation of the Plan and the adoption of fresh-start reporting under the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company was required to report its financial results for the period ending October 31, 1997 in two separate periods. One period contains financial statements for the quarter ended March 31, 1997, which includes the effects of the adoption of fresh-start reporting and consummation of the Plan and is referred to as the "Predecessor Company". The other period contains financial statements for the two quarters ended October 31, 1997 for the reorganized Company. The financial statements of the Company after consummation of the Plan are not comparable to the Company's financial state-ments of prior periods.

For further information, see the financial statements and footnotes thereto included in the Company's audited consolidated financial statements for the quarter ended March 31, 1997 and the year ended December 31, 1996.

Effective April 1, 1997, the Company changed the reporting period of Metallurg from a calendar year ending December 31 to a fiscal year ending January 31 and began reporting the results of its operating subsidiaries on a one-month lag. Accordingly, the two quarters ended October 31, 1997 include six months of worldwide operating results plus, in this transitional period, an additional month of operating results of Metallurg, the parent holding company, in the amount of an $852,000 loss.

2.     Inventories

Inventories, net of reserves, consist of the following (in thousands):

                                           October 31,       December 31,
                                              1997              1996
                                           -----------       ------------
Raw materials.........................       $28,685            $25,181
Work in process.......................         2,874              2,237
Finished goods .......................        90,778             75,478
Other ................................         4,439              3,467
                                            --------           --------
   Total..............................      $126,776           $106,363
                                            ========           ========

3.     Commitments and Contingencies

The Company continues defending various claims and legal actions arising in the normal course of business, including those relating to environmental matters. Management believes, based on the advice of counsel, that the outcome of such litigation will not have a material adverse effect on the Company's consolidated financial statements.


4.     Earnings Per Common Share

The computation of earnings per share for all periods presented prior to April 1, 1997 is based on 4,956,406 common shares and common stock equivalents which were outstanding as of the Effective Date.


5.     Supplemental Guarantor Information

In November 1997, the Company sold $100 million principal amount of 11% senior notes due 2007 (the "Senior Notes"). Under the terms of the Senior Notes, Shieldalloy, Metallurg Holdings Corporation, Metallurg Services, Inc. and MIR (China), Inc. (collectively, the "Guarantors"), wholly-owned subsidiaries of the Company, will fully and unconditionally guarantee on a joint and several basis the Company's obligations to pay principal, premium and interest relative to the Senior Notes. Management has determined that separate, full financial statements of the Guarantors would not be material and, accordingly, such financial statements are not provided. Supplemental financial information of the Guarantors is presented below.


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE QUARTER ENDED OCTOBER 31, 1997
                                (In thousands)


                                         Combined          Combined
                                         Guarantor        Non-Guarantor
                       Metallurg, Inc.  Subsidiaries    Subsidiaries    Eliminations    Consolidated
                       ----------------  -------------   -------------   ------------    ------------
Total revenue..........      $14,197        $49,954         $114,072      $(29,898)        $148,325
                             -------        --------       ----------      --------         ---------
Operating costs and
  expenses:
 Cost of sales.........       13,204         44,391           99,579       (29,898)         127,276
 Selling, general and
  administrative
  expenses ............        1,949          2,770            8,841                         13,560
                       ----------------  -------------   -------------   ------------    ------------
Total operating costs
  and expenses.........       15,153         47,161          108,420       (29,898)         140,836
                       ----------------  -------------   -------------   ------------    ------------
Operating income (loss)         (956)         2,793            5,652                          7,489
Other income (expense):
  Other income
    (expense), net.....           71            (10)           1,013                          1,074
  Interest income
    (expense), net.....       (1,109)           226             (449)                        (1,332)
  Equity in earnings
    of subsidiaries....        3,315          1,666                         (4,981)
                       ----------------  -------------   -------------   ------------    ------------
Income before income
    tax provision .....        1,321          4,675            6,216        (4,981)           7,231
Income tax provision
    (benefit)..........         (393)         1,905            4,005                          5,517
                       ----------------  -------------   -------------   ------------    ------------
Net income.............      $ 1,714        $ 2,770         $  2,211      $ (4,981)        $  1,714
                       ================  =============   =============   ============    ============

                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        FOR THE TWO QUARTERS ENDED OCTOBER 31, 1997
                                     (In thousands)

                                         Combined          Combined
                                         Guarantor        Non-Guarantor
                        Metallurg, Inc.  Subsidiaries    Subsidiaries    Eliminations    Consolidated
                        ---------------  -------------   -------------   ------------    ------------
Total revenue..........      $32,937        $101,960        $241,531      $(61,224)        $315,204
                           ---------      ----------      ----------      -----------      ---------
Operating costs and
  expenses:
 Cost of sales.........       30,667         91,095          207,803       (60,154)         269,411
 Selling, general and
  administrative
  expenses ............        4,501          5,222           18,264                         27,987
                       ----------------  -------------   -------------   ------------    ------------
Total operating costs
  and expenses.........       35,168         96,317          226,067       (60,154)         297,398
                       ----------------  -------------   -------------   ------------    ------------
Operating income (loss)       (2,231)         5,643           15,464        (1,070)          17,806
Other income (expense):
  Other income
    (expense), net.....           94            (27)             931                            998
  Interest income
    (expense), net.....       (2,536)           527             (802)                        (2,811)
  Equity in earnings
    of subsidiaries....        9,070          3,546                        (12,616)
                       ----------------  -------------   -------------   ------------    ------------
Income before income
    tax provision .....        4,397          9,689           15,593       (13,686)          15,993
Income tax provision
    (benefit)..........         (968)         2,986            8,610                         10,628
                       ----------------  -------------   -------------   ------------    ------------
Net income.............      $ 5,365        $ 6,703         $  6,983      $(13,686)        $  5,365
                       ================  =============   =============   ============    ============


CONDENSED CONSOLIDATING BALANCE SHEET AT OCTOBER 31, 1997
(In thousands)


                                                      Combined     Combined
                                                      Guarantor    Non-Guarantor
                                     Metallurg, Inc.  Subsidiaries Subsidiaries   Eliminations Consolidated
                                     ---------------- ------------ ------------   ------------ ------------
ASSETS
Current assets:
  Cash and cash equivalents...          $   995         $ 2,639      $21,984                      $25,618
  Accounts and notes receivable, net     22,240          41,072       71,172        $(51,186)      83,298
  Inventories                             4,360          43,069       83,092          (3,745)     126,776
  Other assets                            4,718             646        6,916                       12,280
                                        -------         -------      -------        ---------     -------
     Total current assets                32,313          87,426      183,164         (54,931)     247,972
Investments-intergroup                   92,919          50,305       (1,504)       (141,720)
Investments - other                         244                        1,299                        1,543
Property, plant and equipment, net        1,026           6,690       32,067                       39,783
Other assets                             (3,763)          1,586       15,640             (50)      13,413
                                        --------       --------     --------       ----------    --------
   TOTAL                               $122,739        $146,007     $230,666       $(196,701)    $302,711
                                        ========        ========     ========       ==========   ========

LIABILITIES
Current liabilities:
  Short-term debt and current portion
    of long-term debt                                                $14,269                      $14,269
  Trade payables                        $   997        $ 22,246       52,281        $(21,920)      53,604
  Accrued expenses                        3,290           4,806       17,914                       26,010
  Loans payable - intergroup             17,175           3,981       18,109         (39,265)
  Other current liabilities               1,328           5,202        4,880                       11,410
                                       --------        --------     --------       ----------    --------
    Total current liabilities            22,790          36,235      107,453         (61,185)     105,293
                                       --------        --------     --------       ----------    --------
Long-term liabilities:
Long-term debt                           39,461                       11,234                       50,695
Accrued pension liabilities                 429           1,678       37,423                       39,530
Environmental liabilities, net                           36,292        5,775                       42,067

Other liabilities                         1,395                        5,118             (51)       6,462
                                       --------        --------     --------       ----------    --------
    Total long-term liabilities          41,285          37,970       59,550             (51)     138,754
                                       --------        --------     --------       ----------    --------
    Total liabilities                    64,075          74,205      167,003         (61,236)     244,047
                                       --------        --------     --------       ----------    --------

SHAREHOLDERS' EQUITY:
Common stock outstanding                     50           1,227       80,226         (81,453)          50
Additional paid-in capital               52,561          90,867          222         (91,089)      52,561
Cumulative foreign currency translation
  adjustment                                688             265       21,756         (22,021)         688
Retained earnings (deficit)               5,365         (20,557)     (38,541)         59,098        5,365
                                       --------        --------     --------       ----------    --------
     Total shareholders' equity          58,664          71,802       63,663        (135,465)      58,664
                                       --------        --------     --------       ----------    --------
     TOTAL                             $122,739        $146,007     $230,666       $(196,701)    $302,711
                                       ========        ========     ========       ==========    ========

                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR THE TWO QUARTERS ENDED OCTOBER 31, 1997
                                   (In thousands)

                                         Combined          Combined
                                         Guarantor       Non-Guarantor
                       Metallurg, Inc.   Subsidiaries    Subsidiaries    Eliminations    Consolidated
                       ----------------  -------------   -------------   ------------    ------------
Net Cash Flows from
  Operating Activities...   $(7,792)       $    139        $  5,712      $   (289)        $ (2,230)
                            --------       --------        --------      ---------        ---------
Cash Flows from Investing
 Activities:
 Additions to property,
   plant and equipment,
   net...................      (288)           (571)         (4,634)                        (5,493)
 Proceeds from asset
  sales................           10             48           3,754                          3,812
 Other, net...........            49                            (10)                            39
                            --------       --------        --------      ---------        ---------
 Net cash used in investing
  activities...........         (229)          (523)           (890)                        (1,642)
                            --------       --------        --------      ---------        ---------

Cash Flows from Financing
  Activities:
 Intergroup borrowings
  (repayments).........       (1,985)         1,378             318           289
 Net repayment of short-
  term debt............                                         (57)                           (57)
 Repayment of long-term
  debt................                                         (576)                          (576)
 Dividends received (paid)     2,638                         (2,638)
                            --------       --------        --------      ---------        ---------
Net cash provided by (used
  in) financing activities       653          1,378          (2,953)          289             (633)
                            --------       --------        --------      ---------        ---------
Effects of exchange rate
  changes on cash and cash
  equivalents..........                                        (217)                          (217)
                            --------       --------        --------      ---------        ---------
Net (decrease) increase
  in cash and cash
  equivalents..........       (7,368)           994            1,652                         (4,722)
Cash and cash equivalents -
  beginning of period..        8,363          1,645           20,332                         30,340
                           ---------       --------        ----------    ---------        ---------
Cash and cash equivalents -
  end of period........      $   995        $ 2,639         $ 21,984                       $ 25,618
                           =========       ========        ==========    =========        =========

                METALLURG, INC.  AND CONSOLIDATED SUBSIDIARIES
   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS



Overview

Effective March 31, 1997, the Company implemented fresh-start reporting relating to its emergence from bankruptcy. Accordingly, all assets and liabilities were restated to reflect their respective fair values and the consolidated financial statements subsequent to that date include the related amortization of credits associated with the fair value adjustments. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the pre-confirmation periods. However, for purposes of the discussion below of the Company's results of operations for the first three quarters of 1997 compared to the first nine months of 1996, the quarter ended March 31, 1997 (pre-confirmation) was combined with the two quarters ended October 31, 1997 (post-confirmation) and then compared to 1996. Significant differences between periods due to fresh-start reporting adjustments are explained below where necessary.

In addition, as a result of Metallurg's change in its fiscal year from a calendar year to January 31 (beginning with the 1997 fiscal year) effective as of April 1, 1997, the consolidated operating results of the Company for the three quarters ending October 31, 1997 include the results of Metallurg, Inc. for the ten month period ended October 31, 1997 and the results of its operating subsidiaries (whose fiscal years remain the calendar year) for the nine month period ended September 30, 1997, and the consolidated balance sheet data of the Company at October 31, 1997 reflect the financial position of Metallurg, Inc. at October 31, 1997 and of the operating subsidiaries at September 30, 1997. Consequently, an extra month of Metallurg, Inc.'s results are included in the Company's results of operations for the three quarter period ended October 31, 1997.

The following table sets forth Statement of Operations data on the combined basis described above (in thousands):

                        Quarter       Three Months  Three Quarters   Nine Months
                         Ended          Ended           Ended           Ended
                       October 31,    September 30,   October 31,    September 30,
                          1997           1996            1997            1996
                       ----------     ------------- --------------   -------------

Total revenues         $148,325         $149,079       $470,791        $480,834

Cost of sales           127,276          129,029        403,471         417,704
                    ------------     -----------     ----------      ----------
Gross margin             21,049           20,050         67,320          63,130
Selling, general and
 administrative
 expenses                13,560           13,913         43,033          41,288
Other operating
  expenses                  -                596             -            1,756
                    ------------     -----------     ----------      ----------
Operating income          7,489            5,541         24,287          20,086
Other income
  (expense), net          1,074             (840)         6,621           1,150
Interest income
  (expense), net         (1,332)             535         (3,056)            782
Income tax provision     (5,517)          (2,080)        (7,565)         (7,424)
Extraordinary item          -                 -          43,032              -
                    ------------     -----------     ----------      ----------
 Net income            $  1,714         $  3,156       $ 63,319        $ 14,594
                    ============     ===========     ==========      ==========

Results of Operations

Total Revenues
---------------
Total revenues for Metallurg and its subsidiaries decreased by 2.1%, from $480.8 million in the first nine months of 1996 to $470.8 million in the first three quarters of 1997. Sales attributable to Frankel Metal Company ("FMC"), the Company's former titanium scrap processing subsidiary which was sold in December 1996, accounted for $10.3 million of the decrease. In addition, reductions in the Company's sales of manganese and silicon products, resulting primarily from a decrease in selling prices, and a reduction in sales of the Company's ferrochrome products manufactured by third parties, resulting primarily from a decrease in volume, were offset by increases in the selling prices of ferrovanadium in the United States and low carbon ferrochrome produced by the Company.

Total revenues decreased by 0.5% from $149.1 million in the three months ended September 30, 1996 to $148.3 million in the quarter ended October 31, 1997. Sales of FMC accounted for $3.4 million of the decrease, which were partially offset by the increased sales of ferrovanadium and low carbon ferrochrome as described above.

Gross Margins
--------------
Gross margins increased from $63.1 million in the first nine months of 1996 to $67.3 million in the first three quarters of 1997, an increase of 6.6%, due principally to the price increases in ferrovanadium and low carbon ferrochrome discussed above. In aluminum master alloys and compacted products, increased volumes of 15% improved production variances and significantly offset a decrease in margins at the Company's United Kingdom operations caused by the impact of a strong British pound. Although the Company's United Kingdom aluminum powder producing division recorded a $2.5 million decrease in sales in the first three quarters of 1997 compared to the first nine months of 1996, margins relating to such division increased by $1.0 million due to a change in product mix. The values of the Company's assets were reduced pursuant to fresh-start reporting, reducing depreciation expense in the three quarters ended October 31, 1997 by $0.7 million and increasing gross margins by an equal amount. Gross margins related to FMC, which was sold in 1996 however, accounted for an offsetting decrease in gross margins of $1.6 million during this period.

Gross margins increased by 5.0% from $20.1 million in the three months ended September 30, 1996 to $21.0 million in the quarter ended October 31, 1997 due principally to price increases in ferrovanadium and volume increases in low carbon ferrochrome which were partially offset by decreased margins in the Company's sales of several products manufactured by third parties and a decrease in gross margins attributable to FMC of $0.5 million during this period. In addition, a reduction in depreciation expense as the result of fresh-start reporting, as noted above, accounted for $0.4 million of the increase.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses ("SG&A") increased from $41.3 million in the first nine months of 1996 to $43.0 million in the first three quarters of 1997, an increase of 4.2%. For the first nine months of 1996, SG&A represented 8.6% of the Company's sales compared to 9.1% for the first three quarters of 1997. SG&A increased as a result of the inclusion of an extra month of the holding company's operations, increased bonus accruals and awards under the Stock Award and Stock Option Plan of Metallurg incurred in connection with the consummation of the Plan, and additional costs related to the audit of March 31, 1997 financial statements.

SG&A decreased from $13.9 million in the three months ended September 30, 1996 to $13.6 million in the quarter ended October 31, 1997, a decrease of 2.5%, resulting from lower expenses incurred in the Company's research activities which was partially offset by the stock awards described above.

Operating Income
----------------
Operating income increased from $20.1 million for the first nine months of 1996 to $24.3 million for the first three quarters of 1997, an increase of 20.9%, including the $0.7 million reduction in depreciation expense due to fresh-start reporting as described above. The improvement resulted from an increase in margins on sales of ferrovanadium, low carbon ferrochrome and aluminum powders due to the strength of the steel, superalloy and chemical industries, offset by a decrease in margins on aluminum master alloys and briquettes resulting from a highly competitive marketplace. Operating income for the first nine months of 1996 included $1.2 million of environmental expenses related to the operation of the water remediation facility at the Company's Newfield, NJ site. As a result of the Company's adoption of SOP 96-1, "Environmental Remediation Liabilities", operating income in the first three quarters of 1997 does not include such water remediation expenses. In addition, as discussed above, as a result of the change of the holding company's fiscal year, 1997 operating income of $24.3 million included approximately $0.5 million of expenses related to the operations of the holding company for the month of October 1997.

Operating income increased from $5.5 million in the three months ended September 30, 1996 to $7.5 million in the quarter ended October 31, 1997, an increase of 35.2%. In addition to the improved margins discussed above, the 1997 results did not include operating expenses related to the Company's water remediation facility which totaled $0.6 million in 1996.

Interest Income (Expense), Net
-------------------------------
Interest income (expense), net is as follows (in thousands):

                        Quarter         Three Months   Three Quarters  Nine Months
                         Ended             Ended           Ended           Ended
                       October 31,      September 30,   October 31,    September 30,
                          1997              1996           1997            1996
                       ----------       -------------  --------------  -------------
Interest income        $   610             $1,223         $3,018          $3,215
Interest expense        (1,942)              (688)        (6,074)         (2,433)
                       --------            -------        -------         -------
Interest income
  (expense), net       $(1,332)            $  535        $(3,056)         $  782
                       ========            =======       ========         =======

Interest expense increased significantly in 1997, as the Company accrued interest of $1.2 million and $4.0 million on its 12% senior-secured notes for the quarter and three quarters ended October 31, 1997, respectively. As a result of the change in its fiscal year, the three quarters ended October 31, 1997 contain an additional month of interest expense of approximately $0.4 million. In 1996, the Company did not accrue interest on debt incurred prior to entering Chapter 11 proceedings and therefore approximately $2.1 million, $2.6 million and $7.7 million of contractual interest on these unsecured obligations, which were reported as part of liabilities subject to compromise, were not reflected in the quarter ended March 31, 1997 and the three months and nine months ended September 30, 1996, respectively.

Income Tax Provision (Benefit):
------------------------------
Income tax provision, net of tax benefits, is as follows (in thousands):


                        Quarter         Three Months    Three Quarters  Nine Months
                         Ended             Ended           Ended           Ended
                       October 31,      September 30,   October 31,    September 30,
                          1997              1996           1997            1996
                       ----------       -------------  --------------  -------------
Total current........   $3,420             $2,082         $6,534          $7,490
Total deferred.......    2,097                 (2)         1,031             (66)

                        ------             -------        ------          -------
Income tax provision,
  net................   $5,517             $2,080         $7,565          $7,424
                        ======             ======         ======          =======

The differences between the statutory Federal income tax rate and the Company's effective rate results primarily because of: (i) the excess of foreign tax rates over the statutory Federal income tax rate; (ii) certain deductible temporary differences which, in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; (iii) the deferred tax effects of certain tax assets, primarily foreign NOL's, for which the benefit had been previously recognized approximating $1.4 million and $3.4 million in the quarter and three quarters ended October 31, 1997, respectively; and (iv) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital" approximating $0.8 million and $1.7 million in the quarter and three quarters ended October 31, 1997, respectively. The deferred tax expenses referred to in items (iii) and (iv) above will not result in cash payments in future periods.

Net Income
----------
Net income was $63.3 million for the first three quarters of 1997 compared to $14.6 million for the first nine months of 1996. Net income for the first three quarters of 1997 included a loss of approximately $0.9 million related to the operations of Metallurg, Inc. for the month of October 1997. Included in the 1997 net income is an extraordinary item of $43.0 million representing the cancellation of debt resulting from the consummation of the Company's Reorganization Plan and a $5.1 million credit representing the effects of revaluing the Company's assets and liabilities under fresh-start reporting. Reorganization expenses for the first three quarters of 1997 and the first nine months of 1996 were $2.7 million and $2.4 million, respectively. In the first three quarters of 1997, other income included gains on the sales of the Company's New York office building and of certain plant assets of one of the
Company's  German subsidiaries totaling  $4.7 million.   A gain of $3.2
million on the sale of land in Turkey was reported in 1996.

Net income decreased from $3.2 million in the three months ended September 30, 1996 to $1.7 million in the quarter ended October 31, 1997, a decrease of 45.7%. The increase in operating income and gain of $2.0 million on the sale of certain German plant assets were more than offset by increased interest and tax expenses, as described above.


LIQUIDITY AND FINANCIAL RESOURCES

General
-------
The Company's sources of liquidity include cash and cash equivalents, cash from operations and amounts available under credit facilities. In November 1997, the Company sold $100 million principal amount of 11% senior notes due 2007, the proceeds of which were used to retire the Company's then existing

12% senior-secured notes (approximately $39.5 million), repay certain debt of the UK and German subsidiaries (approximately $19.8 million) and to pay a cash dividend (approximately $20.0 million). The balance of the net proceeds will be used for general corporate purposes. The Company believes that these sources are sufficient to fund the current and anticipated future requirements of working capital, capital expenditures, pension benefits, potential acquisitions and environmental expenditures through at least 1998.

At October 31, 1997, the Company had $25.6 million in cash and cash equivalents, and working capital of $142.7 million, as compared to $63.3 million and $173.7 million, respectively, at December 31, 1996. For the first three quarters ended October 31, 1997, the Company generated $4.2 million in cash from operations. In connection with the Plan, however, the Company distributed $59.4 million in cash, offset by a drawdown of prepetition letters of credit of $9.7 million and proceeds from debt of the Company's UK subsidiary of $8.1 million. Capital expenditures of $8.3 million in the first three quarters of 1997 included approximately $3.0 million to install a new plant for the production of chromium metal in the U.K. For the two quarter period ended October 31, 1997, the Company expended $2.2 million in cash from operations, resulting primarily from an increase in inventory of $20.1 million which was offset by a decrease in trade receivables of $8.4 million. The Company received $2.0 million in proceeds from the sale of certain plant assets of one of the Company's German subsidiaries and $1.8 million from the sale of other assets.


Credit Facilities and Other Financing Arrangements
--------------------------------------------------
The Company has a credit facility with certain financial institutions led by BankBoston, N.A. as agent (the "Revolving Credit Facility") which provides Metallurg, Shieldalloy and certain of their subsidiaries with up to $50.0 million of financing resources at a rate per annum equal to (i) the Alternate Base Rate plus 1.0% per annum (the Alternate Base Rate is the greater of the Base Rate or the Federal Funds Effective Rate plus 0.5%) or (ii) the reserve adjusted Eurodollar rate plus 2.5% for interest periods of one, two or three months. The Revolving Credit Facility permits borrowings of up to $50.0 million for working capital requirements and general corporate purposes, up to $30.0 million of which may be used for letters of credit in the U.S. At October 31, 1997, there were no outstanding loans and $23.6 million of letters of credit outstanding in the U.S. under the Revolving Credit Facility. On October 20, 1997, BankBoston, N.A. through its Frankfurt office, made available up to DM 20.5 million (approximately $11.7 million) of financing to certain of its German subsidiaries (the "German Subfacility"), which is guaranteed by Metallurg, Inc. and the other U.S. borrowers under the Revolving Credit Facility.

In addition, several of the other foreign subsidiaries of Metallurg have credit facility arrangements with local banking institutions to provide funds for working capital and general corporate purposes. These local credit facilities contain restrictions which vary from company to company. At October 31, 1997, there were $12.8 million of outstanding loans under these local credit facilities, which included $10.9 million of outstanding loans which were refinanced by the German subfacility discussed above.


CAPITAL EXPENDITURES

The Company invested $8.3 million in capital expenditures during the first three quarters of 1997. The Company anticipates capital expenditures will be approximately $12.3 million during 1997, including approximately $3.0 million to install a new plant for the production of chromium metal. Capital expenditures are expected to increase significantly over 1997 levels to approximately $24.5 million in 1998. Although the Company has budgeted these items in 1998, the Company has not committed to complete these projects which are contingent on senior management approval and other conditions. The Company believes that these projects will be funded through internally generated cash, borrowings under the Revolving Credit Facility and local credit lines.

ENVIRONMENTAL REMEDIATION COSTS

In 1996, the Company elected early adoption of the American Institute of Certified Public Accountants Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities", which among other requirements, states that losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the first three quarters of 1997, the Company expended $2.9 for environmental remediation.

As part of the Plan, Shieldalloy entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, Shieldalloy has agreed to perform environmental remediation which, as of October 31, 1997, had an estimated cost of completion of $43.8 million. Of this amount, approximately $1.8 million is expected to be expended in the fourth quarter of 1997, $4.5 million in 1998, $4.3 million in 1999 and $8.1 million in 2000. In addition, the Company estimates it will make expenditures of $5.8 million with respect to environmental remediation at its foreign facilities. Of this amount, approximately $2.2 million is expected to be expended in 1998, $0.7 million in 1999 and $0.7 million in 2000.

PART II               OTHER  INFORMATION



Item 6. (a)           EXHIBITS

                      27 Financial Data Schedule



     6. (b)           REPORT ON FORM 8-K

                      None

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             METALLURG, INC.




                                             /s/ BARRY C. NUSS
                                             ---------------------
                                                 Barry C. Nuss
                                                 Chief Financial Officer
                                                 (Principal Financial
                                                 Officer and Principal
                                                 Accounting Officer)