Form 10-K405
period 1998-01-31
METALLURG INC
filed 1998-04-23
CIK 1030992

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               (NO FEE REQUIRED)

             For the transition period from _________ to __________


                                METALLURG, INC.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                 13-1661467
      (State of organization)            (I.R.S. Employer Identification No.)

          6 EAST 43rd STREET                          (212) 835-0200
      NEW YORK, NEW YORK 10017               (Registrant's telephone number,
(Address of principal executive offices)            including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  [  ]      No    [X]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                      Yes  [X]       No    [  ]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant was $3,911,866 as of April 1, 1998. The aggregate market value has been computed based on a price of $8.43 per share, the book value of the common stock of the Company. The Company believes that, as a result of the absence of an active market in its common stock, the book value is the best indicator of the value of the Company's common stock.

     Shares Outstanding at April 15, 1998: 4,956,406 Shares of Common Stock,
                           par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

FORWARD-LOOKING STATEMENTS

      Certain matters discussed under the captions "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K may constitute forward-looking statements for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of Metallurg, Inc. to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Factors which may cause the Company's results to be materially different include the cyclical nature of the Company's business, the Company's dependence on foreign customers (particularly customers in Europe), the economic strength of the Company's markets generally and particularly the strength of the demand for iron, steel, aluminum and superalloys and titanium alloy industries in those markets, the accuracy of the Company's estimates of the costs of environmental remediation and the extension or expiration of existing anti-dumping duties.

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

OVERVIEW

      Metallurg, Inc. ("Metallurg" or the "Company") is a leading international producer and seller of high quality metal alloys and specialty metals used by manufacturers of steel, aluminum, superalloys and chemicals and other metal consuming industries, based on the Company's internal data and its knowledge of the markets for its products. The Company sells more than 500 different products to over 3,000 customers worldwide. In addition to selling products manufactured by the Company, Metallurg also distributes products manufactured by third parties ("Merchanted Products") through its global sales force. For the four quarters ended January 31, 1998 (the "1997 Year"), the Company had $631.9 million in sales, $365.1 million of which were from products manufactured by the Company and $266.8 million of which were from Merchanted Products. The Company sells products principally to customers in the iron and steel industry, the aluminum industry and the superalloy and titanium industries. Approximately 45% of the Company's sales in the 1997 Year were made to the iron and steel industry, 19% to the aluminum industry, 15% to the superalloy and titanium alloy industries, 5% to the chemicals industry and the remaining 16% were made to other industries, none of which was individually significant to the Company. Based on customer location, for the 1997 Year, approximately 38% of the Company's sales were made in North America, 47% in Europe, 5% in Asia, 2% in South America and 8% throughout the rest of the world. See the consolidated financial statements of the Company, and related notes thereto, included elsewhere in this report.

      The Metallurg group was founded in 1911 with the construction of a vanadium alloy and chemical producing plant in Nuremberg, Germany. The Company began mining chrome ore in Turkey in 1916, and constructed a ferrochrome manufacturing plant in Weisweiler, Germany in 1917. In subsequent years, the Company's customer base grew throughout Europe and, in 1938, the Company added its first subsidiary in the United Kingdom and a sales and distribution subsidiary in Switzerland. Metallurg was established as a New York holding company in 1947 and reincorporated as a Delaware corporation in 1997.

PRODUCTS AND MARKETS

      The Company sells more than 500 different products to over 3,000 customers worldwide. The following table sets forth the dollar amounts and percentages of the Company's sales attributable to the Company's various markets for the periods presented, exclusive of commissions earned by the Company (dollars in millions):

                                                       YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------
                       1997 YEAR                    1996                     1995
                  -------------------       -------------------       -------------------
SECTOR
Steel .......     $282.8         44.8%      $328.1         50.6%      $369.8         53.8%
Aluminum ....      120.0         19.0         96.6         14.9        105.9         15.4
Superalloys..       92.6         14.6         71.3         11.0         61.7          9.0
Chemicals ...       29.5          4.7         29.4          4.5         35.7          5.2
Other .......      107.0         16.9        123.4         19.0        114.9         16.6
                  ------       ------       ------       ------       ------       ------
   Total ..       $631.9        100.0%      $648.8        100.0%      $688.0        100.0%
                  ======       ======       ======       ======       ======       ======

        The following table sets forth the most significant product groups based on the Company's sales for the 1997 Year:

                         TOP TEN PRODUCT GROUPS BY SALES
                              (DOLLARS IN MILLIONS)

                                       1997 YEAR        PERCENT OF
                                         SALES            TOTAL
                                        ------            ------
      NAME OF PRODUCT GROUP
      Chrome products ........          $117.5              18.6%
      Aluminum products ......            94.6              15.0
      Vanadium products ......            90.7              14.3
      Columbium products .....            48.1               7.6
      Silicon products .......            46.7               7.4
      Metal powders ..........            28.1               4.4
      Titanium products ......            20.1               3.2
      Nickel products ........            15.9               2.5
      Boron products .........            15.2               2.4
      Tantalum products ......             8.6               1.4
                                        ------            ------
         Total Product Group..          $485.5              76.8%
                                        ======            ======

      Total Sales ............          $631.9             100.0%
                                        ======            ======


      Iron and Steel Industry; Specialty Ferroalloys. The Company manufactures and sells specialty ferroalloys for use in the iron and steel industry. Metallurg's principal specialty ferroalloy products are ferrovanadium and standard grades of low carbon ferrochrome. The Company also manufactures and sells ferrosilicon, ferrotitanium, ferrocolumbium and ferroboron. These products are used by iron and steel producers to increase temperature and corrosion resistance and strength-to-weight ratios in the end-use products. Ferroalloys are found in many end-use products in a wide variety of industries such as the aerospace, automotive, energy and construction industries. The Company's iron and steel industry customers include some of the world's largest producers, such as Algoma Steel Inc., British Steel plc, Nucor Corporation, Sandvik AB, Thyssen AG and US Steel Group.

      The iron and steel industry is cyclical, with iron and steel consumption depending greatly on demand for durable goods, such as automobiles, construction materials, machinery, appliances and miscellaneous manufactured products. The iron and steel industry recently emerged from a prolonged recession, particularly in North America and Europe, which lasted from 1989 to 1993. The recession resulted in negative pressures on alloy prices and volumes and in iron and steel production cutbacks. In addition, the Company's markets were disrupted in recent years by large flows of competing products from the former Soviet Union. The end of the Cold War and the resulting decrease in United States and Russian defense spending also contributed to a reduced demand for the Company's products and low levels in the prices of ferroalloys.

      Aluminum Industry; Aluminum Master Alloys and Compacted Products. The Company manufactures a series of grain refining and other alloys for sale to the primary aluminum industry. Metallurg's principal products in this category include titanium boron tertiary alloys, strontium master alloys and chrome, iron and manganese briquettes and tablets. The Company also manufactures binary master alloys containing boron, zirconium or titanium. Master alloys containing boron improve the conductivity of aluminum alloys for electric cable, while master alloys containing strontium modify silicon-containing foundry alloys for improved mechanical properties, as in automotive wheels. Compacted products in the form of briquettes containing chrome, iron, manganese or other metals maximize the efficiency of recovery and enhance rapid solubility when added to aluminum melt in order to provide ductility for can sheet or strength for aerospace applications. Titanium binary master alloys and titanium boron tertiary alloys are widely utilized for the grain refining of cast aluminum alloy rolling ingots, billets and continuously cast sheet. This grain refinement improves the castability and the mechanical properties of the aluminum. The Company sells aluminum master alloys and compacted products worldwide to major aluminum producers, including Alcan Aluminum Limited, Alcoa Aluminum Co. of America, Aluminum Pechiney, Reynolds Metals Co. and Sumitomo Metals Industries Ltd.

      Like the iron and steel industry, the aluminum industry is cyclical. Aluminum consumption fluctuates with demand for durable goods, such as construction materials, machinery, transportation and miscellaneous manufactured products. Global demand for aluminum is heavily concentrated in the economically advanced regions of North America, Europe and Japan.

      Although exports of primary aluminum from the former Soviet Union have contributed to increased supply and reduced prices in the industry since 1989, the Company was less affected by the recession in this industry than in the iron and steel industry. This is because the Company's products are not used in the primary metal stage, but instead are used in the downstream processing of aluminum products. Increases in the substitution of aluminum for steel, such as in automobile manufacturing, have a significant positive impact on the aluminum industry, but only a small effect on the iron and steel industry.

      Superalloy and Titanium Alloy Industries; Specialty Metals and Alloys. The Company manufactures and sells specialty metals and alloys used by producers of superalloys and titanium alloys to enhance the performance of finished metal products. Metallurg's principal products in this category include chromium metal, special grades of low carbon ferrochrome and vanadium aluminum. The Company also manufactures and sells high purity ferrocolumbium and nickel columbium. Use of these specialty metals and alloys results in elevated temperature strength and oxidation resistance. End-uses for specialty metals include high performance castings and forgings for aircraft engines and frames, gas turbines and boiler tubes. The aerospace and defense industries are the largest consumers of these specialty metals and alloys, many new applications for these metals and alloys have been developed for use in the power generation, oil and gas, chemical, consumer goods and biomedical industries. The Company's customers for specialty metals and alloys include Allegheny Teledyne, Inc., Carpenter Technology Corp., INCO Alloys, Kanthal AB, Oregon Metallurgical Corp., RMI Titanium Company, Special Metals Corporation and Titanium Metals Corp.

      The aerospace industry is the largest user of superalloys. A significant reduction in the manufacture of military and civilian aircraft between 1989 and 1992 resulted in a 30% decrease in global demand for superalloys and a resulting adverse impact on the Company and other superalloy producers. The producers of superalloys have partly counteracted this decline by finding new consumers in the power generation, oil and gas, chemical, consumer goods and biomedical industries. In addition, since 1994, demand by the aerospace industry has positively impacted the titanium and superalloy producers. Superalloy and titanium producers are adding capacity to cope with demand and shorter lead times.

      Other Industries and Products. In addition to the product lines described above, Metallurg manufactures and distributes a number of products used outside of the steel, aluminum and superalloy industries. These products include coating materials, which are sold to electronic and tool manufacturers, vanadium oxytrichloride for use in the synthetic rubber industry and polishing powders used by the glass polishing industry. These products generally are higher-margin, technically sophisticated products.

      Dependence on Cyclical Markets. The performance of the Company's businesses is directly related to the production levels of the Company's customers, which are mainly steel, aluminum, superalloy and titanium alloy producers whose businesses are dependent on highly cyclical markets, such as the automotive, construction, consumer durables and aerospace markets. The iron and steel, aluminum, superalloy and titanium industries have all exhibited a high degree of cyclicality. Consequently, the Company's financial performance could fluctuate with the general economic cycle, which could have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, many of the Company's products are internationally traded products with prices that are significantly affected by worldwide supply and demand. Although there has been an economic recovery in certain of the Company's markets beginning in 1993, there can be no assurance that the current recovery will continue for any extended period of time.

      Foreign Operations and Currency Fluctuations. The Company has substantial operations outside the United States. At January 31, 1998, the Company's operations located outside the United States represented approximately 63% (based on book values) of the Company's assets. Approximately 80% of the Company's employees were outside the United States. Based on customer location, for the 1997 Year, approximately 38% of the Company's sales were made in North America, 47% in Europe, 5% in Asia, 2% in South America and 8% throughout the rest of the world. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows and financial position of the Company, including taxes on distributions or deemed distributions to the Company or any U.S. subsidiary, currency exchange rate fluctuations, limitations on repatriation of funds, maintenance of minimum capital requirements, and import and export controls. In general, the Company's cost of sales for products manufactured in certain foreign locations has in the past been adversely impacted by the appreciation of the respective local currencies of those locations relative to the U.S. dollar and other currencies in which it sells. While the Company engages in hedging transactions to reduce certain of the risks of currency rate fluctuations, there can be no assurances regarding the effectiveness or adequacy of those transactions.

MANUFACTURING PROCESSES

      The Company's manufacturing processes involve melting, refining, casting, sizing, blending and packaging operations, which vary from product to product. For example, in the manufacture of low carbon ferrochrome, Elektrowerk Weisweiler GmbH ("EWW") consumes raw materials including chrome ore, predominantly from the Company's Turkish mines, and silicochrome. The raw materials are melted and reductants are added to refine the chemistry of the production batch. The batch is poured into casting molds which are cooled and then crushed, sized, blended and packaged. The manufacture of ferrovanadium at the Company's Cambridge, Ohio, plant follows an analogous process of melting, casting and crushing, except that vanadium-containing raw materials are used. In general, the manufacture of aluminum master alloys also follows similar principles using aluminum and other additives; however, these master alloys are generally cast as waffle plate or processed to a solid rod form for delivery to the customer. The manufacture of briquettes and tablets involves the grinding and blending of raw materials, the compression of these materials into a compacted form and packaging for delivery to the customer. More sophisticated production routes are used for highly specialized products which can require chemical processing or the use of vacuum furnaces and a variety of other equipment.

CUSTOMERS

      For the 1997 Year, approximately 45% of the Company's sales were made to the iron and steel industry, 19% to the aluminum industry, 15% to the superalloy and titanium alloy industries, 5% to the chemicals industry, and the remaining 16% were made to other industries, none of which was individually significant to the Company. No single customer accounted for more than 5% of the Company's sales in the 1997 Year.

MERCHANTED PRODUCTS

      The merchanting of products manufactured by third parties is a natural complement to the Company's manufacturing operations. Merchanted Products leverage the Company's global sales staff by providing a broader product offering to its existing customers without incurring significant additional overhead. Merchanting activities provide the Company with access to raw materials and to products for resale. The Company's merchanting revenues are from three sources: "back-to-back" purchases and sales which eliminate price risk to the Company, purchases of stocks for the Company's own account for subsequent resale to customers and agency sales for the account of another party where the Company receives a commission and does not take title to the inventory. For the 1997 Year, the Company received commissions of $0.7 million for acting as agent with regard to third party sales of $30.5 million. Commission revenues are not included in the sales figures contained herein.

FACILITIES AND OPERATIONS

      Production Facilities. Metallurg is organized geographically, having established a worldwide sales network built around the Company's core production facilities in the United States, the United Kingdom and Germany. These production units have laboratories providing analytical, research and development support to in-house operations, as well as analytical services to customers and third parties. The Company owns all of the facilities listed.

The following table sets forth for each Metallurg operating subsidiary the location of its facilities and the key products manufactured by such subsidiary:

OPERATING SUBSIDIARY                      LOCATION                                 KEY PRODUCTS
--------------------                      --------                                 ------------
Shieldalloy Metallurgical Corp.     Newfield, New Jersey                     Aluminum Briquettes and Tablets
("Shieldalloy")                     (Plant)                                  Aluminum Master Alloys
                                                                             Ferrotitanium
                                                                             Metal Powders

                                    Cambridge, Ohio                          Ferrovanadium
                                    (Plant)                                  Grainal
                                                                             Vanadium Chemicals

London & Scandinavian               Rotherham, UK                            Aluminum Alloying Tablets
Metallurgical Co Limited            (Plant)                                  Aluminum Master Alloys
("LSM")                                                                      Chromium Metal
                                                                             Ferroboron
                                                                             Ferrotitanium
                                                                             Glass Polishing Powders
                                                                             Metal Powders
                                                                             Nickel Boron
                                                                             Nickel Cobalt Magnet Alloys

GfE Gesellschaft fur                Nuremberg, Germany                       Chromium Metal
Elektrometallurgie mbH              (Plant)                                  Columbium Alloys
("GfE")                                                                      Magnet Alloys
                                                                             Special Master Alloys
                                                                             Vanadium Aluminum
                                                                             Vanadium Chemicals

EWW                                 Eschweiler-Weisweiler, Germany           Low Carbon Ferrochrome
                                    (Plant)

Aluminium Powder Co. Ltd.           Holyhead, UK                             Atomized Aluminum Powder
                                    (Plant)

Companhia Industrial Fluminense     Sao Joao del Rei, Brazil                 Aluminum Master Alloys
                                    (Plant)                                  Columbium Oxide
                                                                             Tantalum Oxide

Turk Maadin Sirketi A.S.            Kavak, Tavas and Gocek, Turkey           Chrome Ore
                                    (Mines)

      Sales Offices. The Company has sales personnel both at its production facilities and at its 17 separate sales offices in the following countries:
Brazil, Canada, Germany, Italy, Japan, Mexico, Poland, South Africa, Sweden, Switzerland, United Kingdom, United States and the former Yugoslavia.

RAW MATERIALS

      Metallurg produces a wide variety of products which are sold into a number of different metals industries. The Company also has followed a strategy of specializing in products which command higher premiums because of their relative technical sophistication; consequently, there is no single raw material which makes up the basis of the Company's entire production.

      The Company's Turkish subsidiary mines chrome ore which is supplied to EWW for the production of low carbon ferrochrome. Management believes the mines have identifiable reserves of 1.3 million tons and probable reserves of 700,000 tons that would last until 2013.

      For the production of chromium metal, the Company's UK-based subsidiary purchases chromium oxide from the world's major producer, British Chrome Chemicals, and supplements this supply with additional quantities from the former Soviet Union. This product also requires large quantities of aluminum powder substantially sourced from an affiliate of the Company.

      The Company's four aluminum processing plants in the U.S., UK and Brazil buy approximately 30,000 tons of virgin aluminum from producers worldwide while important alloying chemicals are sourced from five different suppliers around the world.

      Titanium scrap is sourced in significant quantities for the production of ferrotitanium and other titanium containing products from countries active in the aerospace industry, such as the U.S., Russia and the UK, and from sellers of surplus military equipment.

      Vanadium pentoxide in its various forms is the source of raw material for the Company's production of ferrovanadium, vanadium chemicals and vanadium aluminum. For ferrovanadium production, the Company purchases slag containing vanadium resulting from steel-making in South Africa and residues from petrochemical companies resulting from the refining of petrochemical products and from electric utilities which generate ash containing vanadium as a result of burning fuel oil. The Company currently obtains a majority of these raw materials from two sources. See "Limited Sources for Raw Materials." Vanadium chemicals and vanadium aluminum are produced from vanadium pentoxide which is purchased on the open market and from vanadium residues which are consumed in the Company's own production.

      Niobium (columbium) oxide which is used as a raw material for the production of sophisticated alloys by GfE and Shieldalloy is principally supplied by the Company's Brazilian subsidiary which processes a variety of tantalum- and niobium-containing minerals, ores and residues through its chemical plant.

      The Company also utilizes a host of other raw materials such as cobalt, nickel, boric acid, mischmetal, manganese, chrome silicide, etc., in the manufacture of its wide product range which are purchased as required from producers or traders. Most purchases are made on a spot basis at market price to minimize the risk of exposure to market fluctuations.

      Limited Sources for Raw Materials. Certain of Metallurg's subsidiaries are dependent on third parties for raw material supplies. Shieldalloy's production unit in Cambridge, Ohio currently obtains a majority of its raw materials requirements for the manufacture of ferrovanadium from two sources. Although alternative sources of ferrovanadium raw materials exist, there can be no assurance that the Company would be able to obtain adequate supplies of such materials, if at all, on acceptable terms from other sources. Titanium and boron salts for the manufacture of sophisticated aluminum master alloys are sourced from long-time suppliers who in certain instances also supply competitive producers with these raw materials. Although these and other raw materials are generally priced with reference to perceived related market prices, any increase in demand could cause raw material costs to rise. To the extent the Company is unable to recover its increased costs, operating results would be adversely affected.

COMPETITION

      The metals industry is highly competitive on a worldwide basis. Competition is primarily based on price, quality and timely delivery. In recent years, price competition has intensified as a result of excess capacity in certain products. In addition, export sales from the former Soviet Union of excess stocks of metal and alloy additives severely hurt the price of ferroalloys in Europe and the United States, which in turn exerted a negative impact on the price of the Company's products. Although Metallurg believes that the downward effect of this increased competition has abated, there can be no assurance that excessive price competition will not recur. There can be no assurance that new entrants will not increase competition in the metals industry, which could materially adversely affect the Company. An increase in the use of substitutes for metal alloys also could have a material adverse effect on the financial condition and operations of the Company. Although the Company faces competition in each of its markets, the Company does not believe that any single competitor competes with Metallurg in all of its products or markets.

      Iron and Steel Industry. In North America, products manufactured by Strategic Minerals Corp. (Stratcor) and Masterloy Products Ltd. (Aimcor) compete with the Company's ferrovanadium products. In Europe and the rest of the world, Treibacher Industrie AG competes with the Company in its ferrovanadium products, and a number of small producers and products from Russia compete with Metallurg's ferrotitanium products. In standard grades of low carbon ferrochrome, competition comes worldwide from Samancor Ltd. and Zimbabwe Alloys Ltd. (Zimalloys).

      Aluminum Industry. Competition is becoming more international because of the growing number of master alloy and compacted product manufacturers. In Europe and the Far East, KBM Affilips Ltd., Hydelko, Anglo Blackwells and Aleastur-Asturiana de Aleaciones SA compete against products manufactured by LSM, while in North and South America, KB Alloys and Milward Alloys Inc. (a distribution agent of KBM Affilips Ltd.) compete against the Company in master alloys. Competition in compacted products comes mainly from Elkem SA in North America and Hoesch in the rest of the world.

      Superalloy and Titanium Alloy Industries. Strategic Minerals Corp. (Stratcor) and Reading Alloys Inc. compete internationally with the Company in vanadium aluminum. Reading Alloys Inc. also competes in sophisticated alloys for the superalloy industry, as do CBMM-Cia Brasileira de Metalurgica e Mineracao, Cabot Corporation and H.C. Starck GmbH in certain products. The Company has no significant competitor in special grades of low carbon ferrochrome. Delachaux Division Metaux and, to a limited extent, Elkem SA compete with the Company in chromium metal.


RESEARCH AND DEVELOPMENT

      Research and development ("R&D") is carried out on behalf of the Company in its two Technical Centers by a 15-member team at LSM and a five-member team at GfE, both supported as necessary by staff drawn from production. The Technical Centers have furnaces, laboratories, milling and testing equipment with R&D efforts linked to product and process improvement as well as the development of new product lines. Relationships are maintained with customers and materials departments of universities. Recent projects in LSM include a new carbon-based grain refiner for the aluminum industry developed jointly with Shieldalloy, titanium carbide alloys for addition to rolls in the iron and steel industry and Raney type catalysts for the chemical industry. In Germany, the research and development is focused on advanced intermetallic phases for structural and functional applications as well as development recently of nickel aluminum sputtering targets, improvement of granulation techniques for metal alloy powders and development of multinary master alloys.

EMPLOYEES

      As of January 31, 1998, the Company employed approximately 1,485 people worldwide. Labor unions represent approximately 50% of the Company's employees. Employees are represented by unions at seven locations in the United States, the United Kingdom, Germany and Brazil. The Company's bargaining agreement with the United Steel Workers, which covers approximately 70 employees at the Cambridge, Ohio plant, is scheduled to be renegotiated in June 1998. Many of the collective bargaining agreements covering the Company's union employees at its foreign subsidiaries are renewable on an annual basis. The Company's relationships with its unions are managed at the local level and are considered by management to be good. The Company has not been affected by strikes in the last ten years (other than one in Turkey which occurred in 1988), and there has not been a strike at any of the Company's United States facilities for over twenty years.

BANKRUPTCY

      In April 1997, Metallurg and Shieldalloy consummated their Joint Plan of Reorganization dated December 18, 1996, pursuant to Chapter 11 of the United States Bankruptcy Code (the "Reorganization Plan"). Metallurg and Shieldalloy sought Chapter 11 protection in September 1993 following the Company's inability to restructure or refinance its long-term indebtedness and revolving credit facility in light of the confluence of numerous economic factors which negatively impacted the Metallurg Group's businesses and caused the Company to default on certain then-outstanding indebtedness. In particular, the economic recession that began in 1989 in end-use markets, such as the aerospace, automotive, durable goods, construction and defense sectors, placed significant downward pressure on alloy prices and volumes. In addition, increased competition as a result of sales by exporters from the former Soviet Union of excess stocks of metals and alloys precipitated by the economic collapse of the former Soviet Union and the end of the Cold War drove prices of ferroalloys in Europe to very low levels. Moreover, in the wake of reductions in United States defense spending, there was a reduction in demand in the market for superalloys.

      The Company has sought to stabilize and strengthen its business since the bankruptcy filing. As a result of the consummation of the offering of the Company's 11% Senior Notes due 2007 in November 1997 (the "Senior Notes Offering") and the other financial arrangements made by the Company, the Company believes that its financial position has improved from 1993 with enhanced liquidity and extended maturities of its debt. In response to the dumping by the former Soviet Union, the Company sought and obtained anti-dumping orders against Russia for imports of ferrovanadium into the United States and against Russia, Kazakhstan and Ukraine for imports of low carbon ferrochrome into Europe. The Company believes that most of the stockpiles in the former Soviet Union have been depleted and, therefore, if the anti-dumping duties are reduced, the impact will be less than that experienced by the Company in the early 1990's.

ANTI-DUMPING DUTIES

      Since July 1995, the Department of Commerce has imposed incremental anti-dumping duties of 10.1% to 108% on imports of Russian ferrovanadium and nitrided vanadium into the United States. These duties are subject to review in 2000, after which time the International Trade Commission will determine whether to terminate or extend them. If the incremental duties are not maintained at their current levels, the Company may be materially adversely affected. Normal duties on these products are 4.2%.

      Since 1993, the Council of the European Communities has imposed duties on imports of ferrochrome from Russia, Kazakhstan and Ukraine as high as 0.276 ECU per kilogram of material. These duties will expire in October 1998. The expiration of these duties may have a material adverse effect on the Company.

ENVIRONMENTAL MATTERS

      The operations of the Company's alloy manufacturing business are subject to extensive regulation concerning, among other things, emissions to air, discharges and releases to land and water, the generation, handling, storage, transportation, treatment and disposal of wastes and other materials, including materials containing low levels of radioactivity and the remediation of contamination caused by releases of wastes and other material, as well as worker exposure to hazardous or toxic substances. There can be no assurance that these requirements will not result in future liabilities and obligations that would be material to the Company's business operations, financial condition or cash flow. Management believes that the Company is faced with a number of environmental issues which have largely resulted from changing environmental regulations, particularly in the area of solid and hazardous waste removal. To fulfill the terms of comprehensive settlement agreements with the environmental regulatory authorities described more fully below, Shieldalloy expects to make environmental remediation expenditures of approximately $4.7 million in 1998, $4.3 million in 1999 and $8.1 million in 2000. Although the scope of Shieldalloy's remediation obligations has been defined pursuant to such settlement agreements, there can be no assurance that the ultimate cost of fulfilling these obligations will not materially exceed Shieldalloy's current estimates.

      While its remediation obligations and other environmental costs will, in the aggregate, reduce its liquidity, the Company believes its cash balances, cash from operations and cash available under its credit facilities are sufficient to fund its current and anticipated future requirements for environmental expenditures.

      The historical manufacture of several products in Newfield, New Jersey and Cambridge, Ohio resulted in the production of various by-products which Shieldalloy is obligated to remediate under Federal and state environmental laws and regulations. The release or threatened release of hazardous substances contained in these by-products at the Newfield facility led that facility to be placed on the National Priorities List for cleanup under the Federal Superfund law. Pursuant to the Reorganization Plan, all known off-site liabilities for disposal of solid and hazardous wastes were discharged. Shieldalloy also entered into comprehensive settlement agreements with governmental authorities covering remediation of various on-site and facility-related environmental conditions at its Newfield and Cambridge facilities. The Company has also provided for certain estimated costs associated with its operating sites in Germany and Brazil. The Company has recorded total environmental remediation and monitoring liabilities of the following (in thousands):

                                                  January 31,
                                                      1998
                                                    -------
      Domestic:
         Shieldalloy - New Jersey ......            $30,925
         Shieldalloy - Ohio ............             11,797
                                                    -------
                                                     42,722
      Foreign ..........................              5,201
                                                    -------
         Total environmental liabilities             47,923
      Less:  trust funds ...............              2,843
                                                    -------
         Net environmental liabilities .            $45,080
                                                    =======

      As part of the Reorganization Plan, the Company and Shieldalloy entered into an Environmental Settlement Agreement with the Environmental Protection Agency (the "EPA"), the Department of the Interior (the "DOI") and the Nuclear Regulatory Commission (the "NRC") with respect to the Newfield and Cambridge sites and with the New Jersey Department of Environmental Protection (the "NJDEP") with respect to the Newfield site (the "U.S. and NJDEP Environmental Settlement Agreement"). In addition to settling claims with federal authorities, the U.S. and NJDEP Environmental Settlement Agreement memorialized prior commitments to the State of New Jersey pursuant to Administrative Consent Orders ("ACOs") issued on September 5, 1984 and October 5, 1988. The U.S. and NJDEP Environmental Settlement Agreement obligates Shieldalloy to complete a number of environmental projects, including groundwater, soils and sediment remediation, closure of nine wastewater and treatment lagoons, and related operation and maintenance activities. The cost of fulfilling these obligations is currently estimated to be approximately $30.9 million. The Company and Shieldalloy have agreed to provide, create or make available financial assurance for these projects through a combination of letters of credit and cash reserves. At January 31, 1998, outstanding letters of credit issued as financial assurance in favor of various environmental agencies were $21.4 million, and cash reserves established as financial assurance totalled $0.8 million. The costs of providing financial assurance over the term of the remediation activities have been included in the accrued amounts to be disbursed over the next fourteen years.

      The Company, Shieldalloy and Cyprus Foote Mineral Company ("Cyprus Foote"), the former owner of the Cambridge site, have entered into a Permanent Injunction Consent Order (the "Consent Order") with the State of Ohio resolving known environmental remediation claims relating to the Cambridge site. The terms of the Consent Order are incorporated by reference into the Settlement Agreement entered into among the Company, Shieldalloy, Cyprus Foote, the Ohio Environmental Protection Agency (the "OEPA") and the Ohio Department of Health (the "ODH") (the "Ohio Environmental Settlement Agreement," and together with the U.S. and NJDEP Environmental Settlement Agreement, the "Settlement Agreements").

Under the Ohio Environmental Settlement Agreement, Shieldalloy and Cyprus Foote will perform remedial design and remedial action at the Cambridge site, estimated to cost approximately $8.1 million. Additionally, Shieldalloy and Cyprus Foote will enhance, restore and preserve certain wetlands in the vicinity of the Cambridge site. The Consent Order requires Shieldalloy and Cyprus Foote to provide financial assurance for the above remediation projects in an initial amount of $9.0 million. Pursuant to an agreement between Shieldalloy and Cyprus Foote, Cyprus Foote will satisfy this requirement. In addition, the Consent Order requires Shieldalloy to provide financial assurance for the long-term operation and maintenance of the east and west slag piles at the Cambridge site, in the amount of approximately $1.2 million, which was funded as part of the Reorganization Plan, and an additional $0.1 million to fund extension of the annuity for an additional 900 years. The Company has accrued its best estimate of associated costs which it expects to substantially disburse over the next six years.

      As a result of historic manufacturing activities, slag piles which contain low levels of naturally occurring radioactivity have accumulated at the Cambridge and Newfield sites. These slag piles are subject to regulation by the NRC and state agencies. As related production has ceased at the Cambridge location, Shieldalloy is required to decommission the two slag piles at that facility and obtain approval from the State of Ohio and the NRC to stabilize and cap the slag piles. Authorization to cap on-site the larger slag pile at the Cambridge site has been approved as protective of human health and the environment by the State of Ohio. The NRC is expected to issue its final environmental impact statements for Cambridge in 1998. As Ohio did before it selected the cap on-site remedy, the NRC has considered a range of remedial alternatives including removal of the slag pile to an off-site disposal facility in previously issued draft environmental impact statements which have been circulated to the public. The estimated costs for off-site disposal approached $100.0 million; however, in the two draft environmental impact statements for Cambridge issued in 1996 and 1997 and presented for public comment at two public meetings in Cambridge, the NRC stated its current intention to accept the cap on-site alternative already adopted by Ohio. As long as Shieldalloy continues its ongoing efforts to sell the slag located at the Newfield location, the NRC will allow the slag pile to remain in place, subject to submission of a conceptual decommissioning plan and financial assurance for implementation of that plan. The Company's obligation for decommissioning costs for these sites is partially assured by cash funds held in trust. As a condition precedent to consummation of the Reorganization Plan, draws aggregating $1.5 million were made under prepetition letters of credit relating to both the Newfield and Cambridge facilities, and the proceeds were deposited in a trust fund for purposes of NRC decommissions.

      The Company is defending an action brought by local residents alleging personal injury and property damage from groundwater contamination and other exposure to hazardous materials allegedly originating from the Company's Newfield, New Jersey plant. The Company is vigorously defending this action. The Company believes that this matter is covered by its insurance and the costs of such defense are being borne by the Company's insurance carriers. The Company does not believe that the outcome of this litigation or the ongoing costs of defense will have a material adverse effect on the Company's operations or financial position.

      The Company has also provided for certain estimated costs associated with its sites in Germany and Brazil. The Company's German subsidiaries have accrued environmental liabilities in the amount of $4.8 million at January 31, 1998 to cover the costs of closing an off-site dump and for certain environmental conditions at a site in Nuremberg owned by a subsidiary. In Brazil, $0.4 million has been accrued at January 31, 1998 to cover reclamation costs of the closed mine sites.

      In addition to its substantial remediation and monitoring obligations for historical contamination, the Company's ongoing operations at its Cambridge facility continue to be affected by actual and proposed changes to environmental laws and regulations involving the treatment, storage and disposal of classified hazardous wastes under the Resource Conservation and Recovery Act ("RCRA") and control of air emissions under the Clean Air Act Amendments of 1990 ("CAAA"). In particular, the Company is currently considering various options in connection with its production of ferrovanadium, which may be affected by increasingly stringent sulfur dioxide emission limitations under the CAAA, and by the proposed reclassification of spent catalyst, one of the Company's raw materials, as a hazardous waste under RCRA. Spent catalyst currently makes up approximately 8.0% of the Company's raw materials. The combination of these pending regulatory requirements will compel the Company to monitor the cost and constituents of its raw product slate with increased care, and may require substantial capital expenditures at the Cambridge facility in order to install appropriate pollution control devices, reconfigure material handling facilities, or both, to allow the Company to process the most cost-effective raw product mix.

ITEM 3. LEGAL PROCEEDINGS.

      The Company and certain of its subsidiaries are parties to a variety of legal proceedings, none of which is material, relating to their operations. Management does not expect that these matters, individually or in the aggregate, would have a material adverse impact on the Company's operations or financial position. For a discussion of a pending litigation regarding environmental matters, see "Items 1 and 2. Business and Properties--Environmental Matters."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 1998.

                                     PART II


 ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's common shares do not trade on an established public trading market. The Company believes that, as a result of the absence of an active market in its common stock, the book value of $8.43 per share is the best indicator of the value of the Company's common stock. At April 1, 1998, 15,000,000 shares of common stock were authorized, of which 4,956,406 shares were outstanding. On November 20, 1997, the Company paid a special dividend of $3.90 per share to the holders of the Company's common stock and a dividend equivalent to the holders of stock options. The record date for the dividend was the close of business on October 31, 1997. Below is the high and low bid for each quarter since the Company's stock has traded on the OTC Bulletin Board as reported by the National Quotation Bureau LLC:

        QUARTER ENDING                         HIGH BID             LOW BID
        --------------                         --------             -------
        June 30, 1997........................      $ 4                  $ 3
        September 30, 1997...................       13                    4
        December 31, 1997....................       18                   13 1/4

      The Company had approximately 300 holders of its common stock as of December 31, 1997.

      On April 14, 1997, the Company issued 4,706,406 shares of new common stock to prepetition unsecured claimholders and $39,461,000 of senior-secured notes pursuant to the Reorganization Plan. The 12% senior-secured notes were retired with the proceeds of the Senior Notes Offering.

      Also on April 14, 1997, the Company adopted the Metallurg, Inc. Management Stock Award and Stock Option Plan (the "SASOP"), which is to be administered by the Compensation Committee of the Board of Directors for a term of 10 years. Under terms of the SASOP, the Board may grant stock awards and stock options (including incentive stock options, nonqualified stock options or a combination of both) to officers and key employees of the Company. Under the SASOP, 500,000 shares of common stock were made available for stock awards and stock options. Pursuant to the Plan, the Board granted to eligible executives 250,000 shares of common stock (the "Initial Stock Awards") which had a fair value at the date of grant of $10 per share. Twenty percent of each Initial Stock Award was transferable on the date of grant and the Company recognized compensation expense of $500,000 at March 31, 1997. An additional 40% will become transferable on each of the first and second anniversary of the date of grant and compensation expense will be charged to earnings ratably over this restriction period. Additionally, the Board granted to eligible employees options to purchase 167,000 shares of common stock at $11.38 (fair market value on the date of grant), effective as of September 1, 1997. Such options vested
33 1/3% on the date of grant and 33 1/3% will vest on the first and second anniversary of the date of grant.

      On November 20, 1997, the Company offered 11% Series A Senior Notes due 2007 ($100,000,000 principal amount outstanding) (the "Senior Notes Offering"). The Senior Notes Offering was underwritten by Salomon Brothers Inc and BancBoston Securities Inc. The aggregate offering price was $100,000,000. There were aggregate underwriting discounts of $3,000,000. The 11% Series A Senior Notes due 2007 were offered under Rule 144A under the Securities Act of 1933 and Regulation S under the Securities Act of 1933. On March 16, 1998, the Company commenced an exchange offer, offering to exchange 11% Series B Senior Notes due 2007 which were registered under the Securities Act of 1933 for any and all outstanding 11% Series A Senior Notes due 2007. The 11% Series B Senior Notes due 2007 were registered with the Securities and Exchange Commission on March 13, 1998.

      The net proceeds of the Senior Notes Offering were approximately $96,000,000. The Company used the proceeds to (i) retire the Company's 12% senior-secured notes due 2007 ($42,953,000), (ii) repay the outstanding balance of the German Subfacility (but not reduce the commitment thereunder) ($11,666,000), (iii) retire the LSM Term Loan Facility ($8,529,000) and (iv) pay a cash dividend and dividend equivalent to the holders of the Company's common stock and stock options ($19,891,000). The Company used the remaining net proceeds of the 11% Series A Senior Notes due 2007 for general corporate purposes. "German Subfacility" and "LSM Term Loan Facility" are defined in "Item
8. Financial Statements and Supplementary Data."

      During 1997, other than the securities issued upon consummation of the Reorganization Plan and the Senior Notes Offering discussed above, the Company issued no securities.

      As discussed above, the Company paid a dividend of $3.90 per share to holders of the Company's common stock in connection with the consummation of the Senior Notes Offering. The Company does not presently intend to make further dividends, although it may choose to do so in the future. The Company is restricted from paying dividends to its shareholders as a result of the Indenture related to the Senior Notes Offering, which, in general, prohibits the Company from making dividends in an amount greater than 50% of its net income, as defined in the Indenture. In addition, the Company's revolving credit facility with BankBoston absolutely prohibits the making of dividends.

      Metallurg is a holding company with limited operations of its own. Substantially all of the Company's operating income is generated by its subsidiaries. As a result, the Company will rely upon distributions or advances from its subsidiaries to provide the funds necessary to meet its debt service obligations. In some cases, local law applicable to the Company's subsidiaries restricts the ability of companies to pay dividends. The Company's German subsidiaries, EWW, in which the Company owns a 98.0% interest, and GfE, in which the Company owns a 99.2% interest, are currently prohibited from paying dividends under German law because their stated capital as reported in the commercial register is higher than their actual capital as reported under German accounting principles. The Company has made certain filings to reduce the stated capital of its German operating subsidiaries which should enable such German operating subsidiaries to make dividend payments by late 1998. In addition, the Company's Turkish subsidiary is limited in its ability to pay dividends from retained earnings, as a result of historical currency devaluation. The Company's South African subsidiary must obtain central bank approval prior to paying dividends. In addition, working capital facilities and other financing arrangements at the Company's subsidiaries restrict such subsidiaries' ability to pay dividends. For example, EWW must obtain the consent of a German governmental authority, which guarantees a portion of EWW's DM 15 million (approximately $8.3 million) working capital facility, in order to pay dividends to Metallurg. EWW's ability to pay dividends to Metallurg is also restricted by the terms of a settlement arrangement entered into with a German state pension board with regard to its pension liability. The stock of EWW has been pledged to secure obligations owed by EWW to the German governmental authority and the German state pension board. LSM is party to a working capital facility which limits its ability to pay in an amount of up to 100% of LSM's annual net income. In addition, the Company's Swiss merchanting subsidiary may only pay dividends to the Company in amounts up to 50% of its net income.

ITEM 6. SELECTED FINANCIAL DATA

      The following table presents selected historical financial data (dollars in thousands) of the Company for each of the years in the four-year period ended December 31, 1996, the three months ended March 31, 1996, the nine months ended December 31, 1996, the quarter ended March 31, 1997 and the three quarters ended January 31, 1998. Information as of December 31, 1993, 1994 and 1995 and for the years ended December 31, 1993 and 1994 is derived from the consolidated financial statements of the Company, which have been audited by Deloitte & Touche LLP, independent public accountants. The information as of December 31, 1996, March 31, 1997 and January 31, 1998 and for each of the two years in the period ended December 31, 1996, for the quarter ended March 31, 1997 and for the three quarters ended January 31, 1998 is derived from the consolidated financial statements of the Company included elsewhere herein, which have been audited by Deloitte & Touche LLP, independent public accountants. The selected financial data for the Company as of March 31, 1996 and for the three months ended March 31, 1996, and for the nine months ended December 31, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods. Financial information contained herein for periods after March 31, 1997 reflects the effects of the Reorganization Plan, including the implementation of fresh-start reporting, as of March 31, 1997. Accordingly, the Company's consolidated financial statements for periods and dates prior to March 31, 1997 are not comparable to subsequent consolidated financial statements. The results of operations for the quarter ended March 31, 1997 and the three quarters ended January 31, 1998 are not necessarily indicative of results for the full year. The information in this table should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company, and related notes thereto, included in "Item 8. Financial Statements and Supplementary Data."

                                                                          Pre-Confirmation
                                                 ------------------------------------------------------------------------



                                                                       Years Ended December 31,
                                                 ---------------------------------------------------------------
                                                    1993              1994              1995              1996
                                                 ---------         ---------         ---------         ---------
STATEMENT OF OPERATIONS DATA:
Sales ...................................        $ 541,188         $ 553,479         $ 688,002         $ 648,816
Commission income .......................              674               838             1,362             1,186
                                                 ---------         ---------         ---------         ---------
  Total revenue .........................          541,862           554,317           689,364           650,002
Cost of sales ...........................          508,424           496,218           603,535           566,538
                                                 ---------         ---------         ---------         ---------
  Gross margin ..........................           33,438            58,099            85,829            83,464
Selling, general and
  administrative expenses ...............           55,735            50,652            52,842            57,103
Environmental expenses (a) ..............            2,342             2,082             5,624            37,582
Restructuring charges ...................               --             2,653            11,658                --
                                                 ---------         ---------         ---------         ---------
  Operating income (loss) ...............          (24,639)            2,712            15,705           (11,221)
Other:
  Other income (expense), net ...........          (27,682)            7,477                 7            (6,759)
  Interest income (expense), net ........           (7,027)           (2,555)           (1,949)            1,473
  Reorganization expense ................           (3,409)           (7,118)           (3,927)           (3,535)
  Fresh-start revaluation ...............               --                --                --                --
                                                 ---------         ---------         ---------         ---------
  Income (loss) before income tax
      provision and extraordinary item ..          (62,757)              516             9,836           (20,042)
Income tax provision (benefit) ..........              225             2,507             8,171             8,453
                                                 ---------         ---------         ---------         ---------
  Income (loss) before
    extraordinary item ..................          (62,982)           (1,991)            1,665           (28,495)
Extraordinary item, net of tax (b) ......               --                --                --                --
Cumulative effect of change in
  accounting principle ..................           (2,496)               --                --                --
                                                 ---------         ---------         ---------         ---------
Net income (loss) .......................        $ (65,478)        $  (1,991)        $   1,665         $ (28,495)
                                                 =========         =========         =========         =========


Basic and diluted earnings per share (c):
  Income before extraordinary item ......               --                --                --                --
  Extraordinary item, net of tax ........               --                --                --                --
                                                 ---------         ---------         ---------         ---------
  Net income ............................               --                --                --                --
                                                 =========         =========         =========         =========


                                                                                                          Post-
                                                               Pre-Confirmation                      Confirmation
                                                 ----------------------------------------------       -----------
                                                  Three               Nine                                 Three
                                                  Months             Months           Quarter            Quarters
                                                  Ended              Ended             Ended              Ended
                                                 March 31,        December 31,       March 31,         January 31,
                                                   1996               1996              1997              1998
                                                 ---------         ---------         ---------         ---------

STATEMENT OF OPERATIONS DATA:
Sales ...................................        $ 165,294         $ 483,522         $ 155,427         $ 476,426
Commission income .......................              329               857               160               541
                                                 ---------         ---------         ---------         ---------
  Total revenue .........................          165,623           484,379           155,587           476,967
Cost of sales ...........................          144,474           422,064           134,060           410,033
                                                 ---------         ---------         ---------         ---------
  Gross margin ..........................           21,149            62,315            21,527            66,934
Selling, general and
  administrative expenses ...............           13,922            43,181            15,046            43,563
Environmental expenses (a) ..............              606            36,976                --                --
Restructuring charges ...................               --                --                --                --
                                                 ---------         ---------         ---------         ---------
  Operating income (loss) ...............            6,621           (17,842)            6,481            23,371
Other:
  Other income (expense), net ...........            1,656            (8,415)            3,179             1,805
  Interest income (expense), net ........             (452)            1,925              (245)           (5,653)
  Reorganization expense ................             (610)           (2,925)           (2,663)               --
  Fresh-start revaluation ...............               --                --             5,107                --
                                                 ---------         ---------         ---------         ---------
  Income (loss) before income tax
      provision and extraordinary item ..            7,215           (27,257)           11,859            19,523
Income tax provision (benefit) ..........            2,649             5,804            (3,063)           12,459
                                                 ---------         ---------         ---------         ---------
  Income (loss) before
    extraordinary item ..................            4,566           (33,061)           14,922             7,064
Extraordinary item, net of tax (b) ......               --                --            43,032              (792)
Cumulative effect of change in
  accounting principle ..................               --                --                --                --
                                                 ---------         ---------         ---------         ---------
Net income (loss) .......................        $   4,566         $ (33,061)        $  57,954         $   6,272
                                                 =========         =========         =========         =========


Basic and diluted earnings per share (c):
  Income before extraordinary item ......               --                --                --         $    1.43
  Extraordinary item, net of tax ........               --                --                --             (0.16)
                                                 ---------         ---------         ---------         ---------
  Net income ............................               --                --                --         $    1.27
                                                 =========         =========         =========         =========







                                                                       Pre-Confirmation
                                          --------------------------------------------------------------------------
                                                               December 31,
                                          --------------------------------------------------------        March 31,
                                            1993            1994            1995            1996            1996
                                          --------        --------        --------        --------        --------

BALANCE SHEET DATA:
Total assets .......................      $306,948        $326,981        $342,610        $331,626        $348,420
Working capital ....................       140,857         152,627         166,823         173,734         167,037
Property, plant and equipment, net..        81,254          65,921          53,516          47,885          51,664
Total debt .........................        29,212          37,719          37,625          19,869          32,005
Pension liabilities ................        46,750          43,921          47,409          43,926          46,524
Environmental liabilities ..........        18,497          17,762          12,780          44,011           2,516
Liabilities subject to compromise ..       162,320         162,042         169,519         179,897         183,291

                                              Post-Confirmation
                                          -------------------------
                                          March 31,      January 31,
                                            1997            1998
                                          --------        --------
BALANCE SHEET DATA:
Total assets .......................      $305,704        $319,786
Working capital ....................       143,316         167,757
Property, plant and equipment, net..        38,907          41,502
Total debt .........................        66,488         107,149
Pension liabilities ................        41,090          38,351
Environmental liabilities ..........        48,135          45,080
Liabilities subject to compromise ..            --              --


(a) As part of the Reorganization Plan, Shieldalloy entered into settlement agreements with various environmental regulatory authorities with regard to all of Shieldalloy's known significant environmental remediation liabilities. Pursuant to these agreements, Shieldalloy has agreed to perform environmental remediation which as of January 31, 1998 had an estimated cost of completion of $42.7 million, including approximately $17.1 million to be incurred by Shieldalloy through the end of 2000. See "Items 1 and 2. Business and Properties--Environmental Regulation."

(b) Reflects (in 1997) discharge of indebtedness income, net of tax effects, relating to the consummation of the Reorganization Plan and (in 1998) the early extinquishment of debt.

(c) The computation of basic and diluted earnings per share is based on 4,956,406 common shares and common share equivalents outstanding during the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS.


      The following discussion should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included elsewhere in this report.

OVERVIEW

      In 1994, the Company began to recover from the effects of depressed industry conditions principally caused by (i) a recession in the iron and steel industry which lasted from 1989 to 1993 and particularly affected the aerospace, automotive, durable goods, construction and defense sectors in North America and Europe and (ii) the impact of the "dumping" of low-priced vanadium and ferrochrome products by former Soviet Union exporters. The Company's recovery started approximately two years after the recovery of its customers because the stockpiles of metals being sold by those exporters took some time to be consumed. The subsequent reduction of stockpiles of metals in the former Soviet Union, the implementation of duties from successful anti-dumping petitions by the Company and increased production by the steel, aluminum and superalloy industries since 1993, have contributed to the Company's operating performance beginning in 1994. See "Items 1 and 2. Business and Properties--End of Anti-dumping Duties."

      The industries which the Company supplies are cyclical. See "Items 1 and
2. Business and Properties--Products and Markets--Dependence on Cyclical Markets." Worldwide steel and aluminum consumption levels were significantly higher in 1996 than they were in 1992, and the strength of the aerospace industry has positively impacted superalloy producers. Significant price competition among aluminum master alloy producers has reduced the Company's profitability in that area of its operations. The Company has substantial operations outside the United States. At January 31, 1998, the Company's operations located outside the United States represented approximately 63% of the Company's assets based on book values. Approximately 80% of the Company's employees were outside the United States. Approximately 38% of the Company's sales (based on customer location) for the 1997 Year were made in North America, 47% in Europe, 5% in Asia, 2% in South America and 8% throughout the rest of the world. See "Items 1 and 2. Business and Properties--Products and Markets--Foreign Operations and Currency Fluctuations."

      In April 1997, Metallurg and Shieldalloy consummated the Reorganization Plan. The Company settled its prepetition liabilities by distributing cash and issuing shares of its common stock, $.01 par value ("Common Stock") and its 12% senior-secured notes. As a result of the Reorganization Plan, Metallurg and Shieldalloy reduced their indebtedness and shareholder obligations (including undrawn letters of credit) from approximately $151.0 million to approximately $39.5 million. In addition, as part of the Reorganization Plan, LSM incurred an additional $8.1 million of indebtedness to fund a portion of the Reorganization Plan. As part of the Reorganization Plan, Shieldalloy entered into various settlements with the relevant environmental authorities with regard to its obligations to remediate certain conditions at its New Jersey and Ohio facilities.

      Effective March 31, 1997, the Company implemented fresh-start reporting relating to its emergence from bankruptcy. Accordingly, all assets and liabilities were restated to reflect their respective fair values, and the consolidated financial statements subsequent to that date include the related amortization credits associated with the fair value adjustments. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the pre-confirmation periods. Significant differences between periods due to fresh-start reporting adjustments are explained below where necessary. For example, the adoption of fresh-start reporting resulted in a reduction of depreciation expense for the 1997 period, thus increasing gross margin and operating income. Additionally, the adoption of fresh-start reporting will result in an increase in additional paid-in capital, rather than an income tax benefit, as the benefits relating to existing net loss carryforwards are recognized in the future.

      In addition, as a result of Metallurg, Inc.'s change in its fiscal year from a calendar year to the 12 months ending January 31 (beginning with the 1997 fiscal year) effective as of April 1, 1997, the consolidated operating results of the Company for periods which include the three quarters ended January 31, 1998 contained in this report include the results of Metallurg, Inc. for the ten-month period ended January 31, 1998 and the results of its operating subsidiaries (whose fiscal years remain the calendar year) for the nine-month period ended December 31, 1997. The consolidated balance sheet data of the Company at January 31, 1998 reflect the financial position of Metallurg, Inc. at January 31, 1998 and of the operating subsidiaries at December 31, 1997. Consequently, an extra month of Metallurg, Inc.'s results are included in the Company's results of operations for the three quarters ended January 31, 1998.

The following table sets forth Statement of Operations data on the basis described above (in thousands):

                                                     QUARTER        THREE MONTHS     THREE QUARTERS     NINE MONTHS
                                                      ENDED             ENDED             ENDED             ENDED
                                                     MARCH 31,         MARCH 31,        JANUARY 31,       DECEMBER 31,
                                                       1997              1996              1998              1996
                                                    ---------         ---------         ---------         ---------
Total revenues ...............................      $ 155,587         $ 165,623         $ 476,967         $ 484,379
Cost of sales ................................        134,060           144,474           410,033           422,064
                                                    ---------         ---------         ---------         ---------
   Gross margin ..............................         21,527            21,149            66,934            62,315
Selling, general and administrative expenses..         15,046            13,922            43,563            43,181
Other operating expenses .....................             --               606                --            36,976
                                                    ---------         ---------         ---------         ---------
   Operating income ..........................          6,481             6,621            23,371           (17,842)
Other income (expense), net ..................          3,179             1,656             1,805            (8,415)
Interest income (expense), net ...............           (245)             (452)           (5,653)            1,925
Reorganization items .........................          2,444              (610)               --            (2,925)
Income tax (provision) benefit ...............          3,063            (2,649)          (12,459)           (5,804)
Extraordinary item, net ......................         43,032                --              (792)               --
                                                    ---------         ---------         ---------         ---------
   Net income ................................      $  57,954         $   4,566         $   6,272         $ (33,061)
                                                    =========         =========         =========         =========

RESULTS OF OPERATIONS--FIRST QUARTER OF 1997 COMPARED TO THE FIRST THREE MONTHS OF 1996

         Total revenues for Metallurg and its subsidiaries decreased by 6.1% from $165.6 million in the first three months of 1996 to $155.6 million in the first quarter of 1997. Sales attributable to Frankel Metal Company ("FMC"), the Company's former titanium scrap processing subsidiary, which was sold in December 1996, accounted for $3.3 million of the decrease. Reductions in the Company's sales of manganese and silicon products, resulting primarily from a decrease in selling prices, and a reduction in sales of the Company's ferrochrome products manufactured by third parties, resulting primarily from a decrease in volume, were partially offset by increases in the selling prices of ferrovanadium in the United States and low carbon ferrochrome produced by the Company.

         Gross margins increased from $21.1 million in the first three months of 1996 to $21.5 million in the first quarter of 1997, an increase of 1.8%, due principally to the price increases in ferrovanadium and low carbon ferrochrome discussed above. In aluminum master alloys and compacted products, increased volumes of 13% improved production variances and significantly offset a decrease in margins at the Company's United Kingdom operations caused by the impact of a strong British pound. Gross margins related to FMC accounted for an additional decrease in gross margins of $0.6 million during this period.

         Selling, general and administrative expenses ("SG&A") increased from $13.9 million in the first three months of 1996 to $15.0 million in the first quarter of 1997, an increase of 8.1%. For the first three months of 1996, SG&A represented 8.4% of the Company's sales compared to 9.7% for the first quarter of 1997. SG&A increased as a result of increased bonus accruals and awards under the Stock Award and Stock Option Plan of Metallurg incurred in connection with the consummation of the Plan and additional costs related to the audit of the March 31, 1997 financial statements.

         Operating income decreased from $6.6 million for the first three months of 1996 to $6.5 million for the first quarter of 1997, a decrease of 2.1%. The decrease resulted from increased SG&A expenses as discussed above, which were offset somewhat by the increased margins, as discussed above. In addition, operating income for the first three months of 1996 included $0.4 million of environmental expenses related to the operation of the water remediation facility at the Company's Newfield, NJ site. As a result of the Company's adoption of SOP 96-1, "Environmental Remediation Liabilities", operating income in the first quarter of 1997 does not include such water remediation expenses because such expenses were recognized by an accrual made during the year ended December 31, 1996.

         Net income was $58.0 million for the first quarter of 1997 compared to $4.6 million for the first three months of 1996. Included in the net income for the first quarter of 1997 is an extraordinary item of $43.0 million representing the cancellation of debt resulting from the consummation of the Company's Reorganization Plan and a $5.1 million credit representing the effects of revaluing the Company's assets and liabilities under fresh-start reporting. Reorganization expenses for the first quarter of 1997 and the first three months of 1996 were $2.7 million and $0.6 million, respectively. In the first quarter of 1997, other income included a $2.7 million gain on the sale of the Company's New York office building. A gain of $1.9 million on the sale of land in Turkey was reported in the first three months of 1996.

RESULTS OF OPERATIONS--THREE QUARTERS ENDED JANUARY 31, 1998 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1996

         Total revenues for Metallurg and its subsidiaries decreased from $484.4 million in the nine months ended December 31, 1996 to $477.0 million in the three quarters ended January 31, 1998, a decrease of 1.5%. Sales attributable to FMC accounted for a decrease of $7.0 million or 1.4%. Reduced volumes and selling prices for manganese and ferrosilicon products in the U.S., resulting from strong competition and lack of supply at competitive prices, respectively, accounted for a decrease in sales of approximately 2.8%. In addition, sales of low carbon ferrochrome declined by approximately 1.6% as customers slowed down their buying in the quarter ended January 31, 1998. Offsetting this decrease, however, were increased volumes and selling prices for ferrovanadium and ferrotitanium, resulting from a strong steel market, which resulted in increased sales of approximately 2.9%. In addition, the installation in 1997 of a new plant for the production of chromium metal in the U.K. contributed to an increase in sales of approximately 1.6%.

         Gross margins increased from $62.3 million in the nine months ended December 31, 1996 to $66.9 million in the three quarters ended January 31, 1998, an increase of 7.4%. Increases in volumes and selling prices of ferrovanadium and ferrotitanium, as discussed above, accounted for an increase of approximately 7.8%. Although the Company's United Kingdom aluminum powder producing division recorded a $0.5 million decrease in sales in the three quarters ended January 31, 1998 compared to the nine months ended December 31, 1996, margins relating to such division increased by $0.8 million due to a change in product mix. The values of the Company's assets were reduced pursuant to fresh-start reporting, reducing depreciation expense in the three quarters ended January 31, 1998 by $1.1 million or 1.7% and increasing gross margin by an equal amount. Gross margins related to ferrosilicon products, however, declined by approximately 1.9% as a result of reduced volumes and selling prices, as discussed above. In aluminum master alloys and compacted products, increased volumes of 9.6% improved production variances and significantly offset a decrease in margins at the Company's United Kingdom operations caused by the impact of a strong British pound. Gross margins related to FMC accounted for a further decrease in gross margins of $1.0 million or 1.6% during this period.

         SG&A increased from $43.2 million in the nine months ended December 31, 1996 to $43.6 million in the three quarters ended January 31, 1998, an increase of 0.9%. For the nine months ended December 31, 1996, SG&A represented 8.9% of the Company's sales compared to 9.1% for the three quarters ended January 31, 1998. SG&A increased principally as a result of the inclusion of an extra month of the holding company's operations.

         Operating loss was $17.8 million in the nine months ended December 31, 1996, compared to operating income of $23.4 million in the three quarters ended January 31, 1998. The loss in 1996 was due to principally to an environmental provision of $37.6 million, representing the anticipated future costs of remediation and maintenance of various environmental projects, primarily at Shieldalloy. The improvement resulted from an increase in margins on sales of ferrovanadium, ferrotitanium and aluminum powders due to the strength of the steel, superalloy and chemical industries, partially offset by a decrease in margins on aluminum master alloys and briquettes resulting from a highly competitive marketplace. Operating income for the nine months ended December 31, 1996 included $1.1 million of environmental expenses related to the operation of the water remediation facility at the Company's Newfield, NJ site. For reasons discussed above, operating income in the three quarters ended January 31, 1998 does not include such water remediation expenses. In addition, as discussed above, as a result of the change of the holding company's fiscal year, operating income of $23.4 million in the three quarters ended January 31, 1998 included approximately $0.4 million of expenses related to the operations of the holding company for the month of January 1998.

         Interest income (expense), net is as follows (in thousands):

                                           THREE QUARTERS      NINE MONTHS
                                              ENDED               ENDED
                                             JANUARY 31,       DECEMBER 31,
                                               1998                1996
                                             -------             -------
   Interest income ................          $ 2,617             $ 3,633
   Interest expense ...............           (8,270)             (1,708)
                                             -------             -------
   Interest (expense) income, net..          $(5,653)            $ 1,925
                                             =======             =======

         Interest expense increased in the three quarters ended January 31, 1998, as the Company recognized interest expense of $4.7 million on its 12% senior-secured notes through December 1997 and accrued interest expense of $1.1 million on its 11% Senior Notes which were issued in November 1997. As a result of the change in the fiscal year, the three quarters ended January 31, 1998 contain an additional month of interest expense of approximately $0.9 million. In 1996, the Company did not accrue interest on debt incurred prior to entering Chapter 11 proceedings and therefore approximately $6.5 million of contractual interest on these unsecured obligations, which were reported as part of liabilities subject to compromise, were not reflected in the nine months ended December 31, 1996.

         Income tax (provision) benefit, net is as follows (in thousands):

                                      THREE QUARTERS     NINE MONTHS
                                          ENDED             ENDED
                                        JANUARY 31,       DECEMBER 31,
                                           1998                1996
                                        --------             -------
   Total current .............          $ (7,121)            $(5,838)
   Total defered .............            (5,338)                 34
                                        --------             -------
   Income tax provision, net..          $(12,459)            $(5,804)
                                        ========             =======

         The differences between the statutory Federal income tax rate and the Company's effective rate are principally due to: (i) the excess of foreign tax rates over the statutory Federal income tax rate; (ii) certain deductible temporary differences which, in the absence of fresh-start reporting would have generated a deferred tax benefit, have been fully provided for in a valuation allowance, (iii) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized approximating $2.3 million in the three quarters ended January 31, 1998 and (iv) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital" approximating $2.9 million in the three quarters ended January 31, 1998. The deferred tax expenses referred to in items (iii) and (iv) above will not result in cash payments in future periods.

         Net income was $6.3 million for the three quarters ended January 31, 1998 compared to a loss of $33.1 million for the nine months ended December 31, 1996 due primarily to increases in interest and income tax expenses partially offset by improved operating income, noted above. Net income for the three quarters ended January 31, 1998 included a loss of approximately $1.2 million related to the operations of Metallurg, Inc. for the month of January 1998. Reorganization expenses for the nine months ended December 31, 1996 totaled $2.9 million whereas no such expenses were recorded in the three quarters ended January 31, 1998. In the three quarters ended January 31, 1998, other income included a gain on the sale of certain plant assets of one of the Company's German subsidiaries. In the nine months ended December 31, 1996, other income included an additional gain on the sale of land in Turkey.


RESULTS OF OPERATIONS -- 1996 COMPARED TO 1995

         Total revenues for Metallurg and its subsidiaries decreased by 5.7%, from $689.4 million in 1995 to $650.0 million in 1996, due to a significant decrease in prices of certain products, particularly ferrovanadium and ferrotitanium, and a decrease in the availability to the Company of raw materials from the former Soviet Union. As described below, worldwide consumption of aluminum was unchanged from 1995, but pricing competition among suppliers adversely affected Metallurg's sales.

         Gross margins decreased by 2.8% in 1996 compared to 1995. The price increase of ferrovanadium in the first quarter of 1995 was not repeated in 1996, as quoted prices stayed relatively steady throughout 1996. As a result, margins on vanadium products fell by 45% in 1996, compared to the prior year. Tonnage sales and prices of low carbon ferrochrome continued to improve in 1996 as demand from the expanding aerospace industry increased, resulting in a 20% rise in margins from 1995. Chromium metal margins increased by almost 80% due to price improvements resulting from the strength of the aerospace industry and the closure of an important competitor. Sales of aluminum products fell by 8% and margins by 40%, as LSM declined to compete at some of the very low prices offered by competitors. In the fourth quarter of 1996 a sharp appreciation of sterling by almost 20% against the European currencies also negatively impacted LSM. Gross margins on aluminum products at the Company's Brazilian operations fell by 40% as overseas competition cut prices in an effort to penetrate the South American market.

         SG&A increased by 8.1% from $52.8 million in 1995 to $57.1 million in 1996 due principally to the restructuring of German operations into a holding company with several operating subsidiaries. In connection with this restructuring, certain personnel who had previously concentrated solely on production aspects of the business became more involved in general management and administrative functions. This resulted in lower costs of production and increased SG&A expenses being reported in 1996. SG&A represented 8.8% of the Company's sales in 1996, compared to 7.7% in 1995.

         Operating loss was $11.2 million in 1996, compared to operating income of $15.7 million in 1995. The loss in 1996 was principally due to an environmental provision of $37.6 million, representing the anticipated future costs of remediation and maintenance of various environmental projects, primarily at Shieldalloy. In 1995, operating income included a charge of $11.7 million for a restructuring of the Company's principal German subsidiary into separate business units and a restructuring of the Company's mining operations in Brazil. In connection with the restructuring of the Company's principal German subsidiary into separate business units, certain manufacturing facilities were decommissioned and environmental expenses of $3.6 million were recognized representing the estimated costs of remedial cleanup of the decommissioned areas. Operating income in 1996 also was negatively impacted by the increase in SG&A and decrease in gross margins in 1996, compared to 1995 as described above.

         Other expense for 1996 was $6.8 million. The significant items included in this expense consisted of the allowance of additional unsecured prepetition claims of $10.5 million relating to withdrawal by Shieldalloy from a multiemployer pension plan, the settlement of certain environmental claims and additional claims by institutional debtholders. This was partially offset by the gain on the sale in 1996 of a parcel of land owned by the Company's Turkish subsidiary.

         For the years ended December 31, 1996 and 1995, the Company recorded tax provisions of $8.5 million and $8.2 million, respectively, including current foreign tax provisions of $8.1 million and $8.3 million, respectively, on net foreign income of $25.8 million and $2.7 million, respectively. These foreign tax provisions were calculated on a jurisdiction by jurisdiction basis and resulted from income producing jurisdictions aggregating income of $36.1 million and $27.1 million in the years ended December 31, 1996 and 1995, respectively. Due to domestic losses in 1996 and utilization of net operating loss carryforwards in 1995, no U.S. current tax provisions were recorded in each of the years. The Company did not record benefits for foreign operations with losses based on the uncertainty of realization of such benefits.

         Net loss was $28.5 million in 1996, compared to net income of $1.7 million in 1995. As discussed above, the principal reasons for this net loss were the environmental provision of $37.6 million and the other expense of $6.8 million, offset partially by $11.7 million in restructuring charges relating to the Company's German and Brazilian subsidiaries recorded in 1995.

RESULTS OF OPERATIONS -- 1995 COMPARED TO 1994

         Total revenues for Metallurg and its subsidiaries increased by 24.4%, from $554.3 million in 1994 to $689.4 million in 1995 because of increased sales tonnages and prices of ferrochrome and master alloys and prices for ferrovanadium. The major customer industries of aluminum, steel and superalloys had strong production in 1995.

         Gross margins increased by 47.7% from 1994 levels. Margins on vanadium products increased by 250% as a perceived shortage of material at the end of 1994 and in the first quarter of 1995 caused prices to climb from an average of $6.50/lb. vanadium in the United States at the end of 1994 to $12.35/lb. vanadium by March 1995. By June 1995, prices averaged $7.75/lb. vanadium. Margins on low carbon ferrochrome rose by 170% due to the effect of anti-dumping duties imposed on such products. Aluminum master alloys and compacted products also experienced an increase in margins of 70%, as prices and volumes improved in the first three quarters with increased aluminum consumption worldwide.

         SG&A increased by 4.3% from $50.7 million in 1994 to $52.8 million in 1995 mainly due to the dollar weakening against European currencies. SG&A represented 7.7% of the Company's sales in 1995 compared to 9.2% in 1994. Reorganization expenses in connection with the Company's Chapter 11 proceedings fell by $3.2 million from 1994 to 1995.

         Operating income increased from $2.7 million in 1994 to $15.7 million in 1995. This increase resulted from significantly improved gross margins (an increase of 47.7%), partially offset by increased restructuring and environmental charges relating to the Company's German and Brazilian operations described above.

         Included in other income for 1995 was a gain of $0.8 million on the sale of property in New York. Also in 1995, the Company's Turkish subsidiary received the first $1.0 million tranche of its gain on the sale of land that was no longer in productive use. Other income for 1994 totaled $7.5 million and included a gain of $2.2 million on the sale of a building in New York and the gain of $2.7 million resulting from insurance proceeds from the abandonment of a mining project in Zaire in excess of its carrying value.

         For the years ended December 31, 1995 and 1994, the Company recorded tax provisions of $8.2 million and $2.5 million, respectively, including current foreign tax provisions of $8.3 million and $3.6 million, respectively, on net foreign income of $2.7 million and $5.7 million, respectively. These foreign tax provisions were calculated on a jurisdiction by jurisdiction basis and resulted from income producing jurisdictions aggregating income of $27.1 million and $12.7 million in the years ended December 31, 1995 and 1994, respectively. Due to utilization of net operating loss carryforwards in 1995 and domestic losses in 1994, the U.S. current tax provision was limited to a $0.2 million provision for alternative minimum tax in 1994. A U.S. deferred tax benefit was recorded in 1994 due to the partial reversal of the valuation allowance principally relating to utilized and projected utilization of net operating loss carryforwards. The Company did not record benefits for foreign operations with losses based on the uncertainty of realization of such benefits.

         Net income was $1.7 million in 1995, compared to a loss of $2.0 million in 1994. As discussed above, the principal reasons were an increase of $27.7 million in gross margin and a decrease in reorganization expense of $3.2 million, partially offset by an increase of $9.0 million in restructuring charges relating to the Company's German and Brazilian subsidiaries and $7.5 million in other income recognized in 1994.

LIQUIDITY AND FINANCIAL RESOURCES

         General. The Company's sources of liquidity include cash and cash equivalents, cash from operations and amounts available under credit facilities. In November 1997, the Company issued $100 million principal amount of 11% Senior Notes due 2007, the proceeds of which were used to retire the Company's then existing 12% senior-secured notes (approximately $39.5 million), repay certain debt of the UK and German subsidiaries (approximately $20.0 million) and to pay a cash dividend (approximately $20.0 million). The balance of the net proceeds will be used for general corporate purposes. The Company believes that these sources are sufficient to fund the current and anticipated future requirements of working capital, capital expenditures, pension benefits, potential acquisitions and environmental expenditures through at least 1998.

         At January 31, 1998, the Company had $43.0 million in cash and cash equivalents and working capital of $167.8 million, as compared to $63.3 million and $173.7 million, respectively, at December 31, 1996. In the 1997 Year, the Company generated $6.1 million in cash from operations. In connection with the Reorganization Plan, however, the Company distributed $59.4 million in cash, offset by a drawdown of prepetition letters of credit of $9.7 million and proceeds from debt of LSM of $8.1 million. Capital expenditures of $12.2 million in the 1997 Year included approximately $3.0 million to install a new plant for the production of chromium metal at LSM. The Company received proceeds of $1.7 million from the sale of certain plant assets of one of the Company's German subsidiaries, $3.4 million on the sale of commercial real estate property in New York City and $3.6 million from the sale of other assets.

         Credit Facilities and Other Financing Arrangements. The Company has a credit facility with certain financial institutions led by BankBoston, N.A. as agent (the "Revolving Credit Facility") which provides Metallurg, Shieldalloy and certain of their subsidiaries with up to $50.0 million of financing resources at a rate per annum equal to (i) the Alternate Base Rate plus 1.0% per annum, (the Alternate Base Rate is the greater of the Base Rate or the Federal Funds Effective Rate plus 0.5%), or (ii) the reserve adjusted Eurodollar rate plus 2.5% for interest periods of one, two or three months. The Revolving Credit Facility permits borrowings of up to $50.0 million for working capital requirements and general corporate purposes, up to $30.0 million of which may be used for letters of credit in the United States. Pursuant to the Revolving Credit Facility, BankBoston, N.A. through its Frankfurt office, is providing up to DM 20.5 million (approximately $11.4 million) of financing to GfE and its subsidiaries (the "German Subfacility"), which is guaranteed by Metallurg, Inc. and the other U.S. borrowers. Outstanding obligations under the Revolving Credit Facility are limited to a borrowing base based on eligible accounts receivable, eligible inventory and certain equipment. To the extent that the outstanding amounts to GfE and its subsidiaries exceed the borrowing base of those companies, a reserve will be established against the U.S. borrowing base. At January 31, 1998, there were no outstanding loans and $27.1 million of letters of credit outstanding in the U.S. under the Revolving Credit Facility and DM 1.8 million (approximately $1.0 million) outstanding under the German Subfacility. The Revolving Credit Facility and the German Subfacility contain various covenants that restrict, among other things, payments of dividends, share repurchases, capital expenditures, investments in subsidiaries and borrowings. Substantially all of the assets of the U.S. borrowers and guarantors under the Revolving Credit Facility are pledged to secure all of the obligations under the Revolving Credit Facility (including the German Subfacility), and all accounts receivable, inventory, the stock of GfE's subsidiaries and certain other assets are pledged to secure the German Subfacility. The Company used a portion of the proceeds of the Senior Notes Offering to repay outstanding loans under the German Subfacility (but not to reduce the related commitment thereunder).

         LSM has several credit facilities with Barclays Bank plc which provide LSM and its subsidiaries with up to pound sterling 7.0 million (approximately $11.6 million) of borrowings, up to pound sterling 3.3 million (approximately $5.4 million) of foreign exchange exposure and up to pound sterling 2.3 million (approximately $3.8 million) for other ancillary banking arrangements including bank guarantees (the "LSM Credit Facility"). At January 31, 1998, there were no outstanding borrowings under the LSM Credit Facility. Borrowings under the LSM Credit Facility are payable on demand. The outstanding loans under the LSM Credit Facility bear interest at the lender's base rate plus 1.0%.

         On April 11, 1997, LSM entered into a term loan facility with NM Rothschild & Sons Limited in the amount of pound sterling 5.0 million (approximately $8.1 million) (the "LSM Term Loan Facility"), the proceeds of which were used to make a dividend to Metallurg in order to fund the Reorganization Plan.

         EWW has committed lines of credit with several banks in the aggregate amount of DM 15.0 million (approximately $8.3 million) which reduce on an annual basis by DM 3.0 million beginning July 1, 1999 and currently bear interest at rates from 7.5% to 8.5%. As of January 31, 1998, there was DM 0.5 million (approximately $0.3 million) outstanding under this facility.

         In addition, several of the other foreign subsidiaries of Metallurg, have credit facility arrangements with local banking institutions to provide funds for working capital and general corporate purposes. These local credit facilities contain restrictions which vary from company to company. At January 31, 1998, there were $1.5 million of outstanding loans under these local credit facilities.

         The Company's subsidiaries are, in certain circumstances, subject to restrictions under local law and under their credit facilities that limit their ability to pay dividends to Metallurg.

         EWW has a contingent obligation to a German state pension authority which as of January 31, 1998, was DM 8.2 million (approximately $4.6 million). The Company expects that EWW will pay approximately DM 6.5 million (approximately $3.6 million) to the pension authority in 1998 in respect of this obligation.

         Capital Expenditures. The Company invested $9.4 million and $2.8 million during the three quarters ended January 31, 1998 and the quarter ended March 31, 1997, respectively. The Company's capital expenditures include projects related to improving the Company's operations, productivity improvements, replacement projects and ongoing environmental requirements (which are in addition to expenditures discussed in " -- Environmental Remediation Costs"). Capital expenditures for the 1997 Year included approximately $3.0 million to install a new plant for the production of chromium metal at LSM. Capital expenditures are expected to increase significantly over 1997 levels to approximately $24.5 million in 1998, including $10.4 million of capital investments which the Company believes will result in decreased costs of production, improved efficiency and expanded production capacities. The remaining capital expenditures planned for 1998 are primarily for replacement and major repairs of existing facilities, some of which were deferred from earlier periods. Although the Company has budgeted these items in 1998, the Company has not committed to complete these projects which are contingent on senior management approval and other conditions. The Company believes that these projects will be funded through internally generated cash, borrowings under the Revolving Credit Facility and local credit lines.

         Year 2000 Compliance. The Company utilizes a number of computer software programs and operating systems across its entire organization, including applications used in sales, shipping, financial business systems and various administrative functions. To the extent that the Company's software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification or replacement of such applications will be necessary. The Company is working to identify its applications that are not "Year 2000" compliant and plans to modify or replace such applications, as necessary. Given information known at this time about the Company's systems that are non-compliant, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, management does not expect Year 2000 compliance costs to have any material adverse impact on the Company.

         Environmental Remediation Costs. In 1996, the Company elected early adoption of the American Institute of Certified Public Accountants Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities," which among other requirements, states that losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the three quarters ended January 31, 1998, the Company expended $2.5 million for environmental remediation.

         As part of the Reorganization Plan, Shieldalloy entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, Shieldalloy has agreed to perform environmental remediation which, as of January 31, 1998, had an estimated cost of completion of $42.7 million. Of this amount, approximately $4.7 million is expected to be expended in 1998, $4.3 million in 1999 and $8.1 million in 2000. In addition, the Company estimates it will make expenditures of $6.6 million with respect to environmental remediation at its foreign facilities. Of this amount, approximately $1.9 million is expected to be expended in 1998, $0.7 million in 1999 and $0.7 million in 2000. These amounts are not included in the calculation of operating income.

         The Company believes that while its remediation obligations and other environmental costs, in the aggregate, will reduce its liquidity, the Company believes its cash balances, cash from operations and cash available under its credit facilities is sufficient to fund its current and anticipated future requirements for environmental expenditures.

         Effects of Recently Adopted Accounting Standards. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." issued in February 1997 by the Financial Accounting Standards Board ("FASB"). This statement requires the disclosure of basic and diluted earnings per share and revises the method to calculate these amounts. The effect on the Company's financial statements was not significant.

         Effects of Recently Issued Accounting Standards. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which requires the display of comprehensive income and its components in the financial statements. This statement is effective for financial statements issued for periods beginning after December 15, 1997. Management has evaluated the effect on its financial reporting from the adoption of this statement and has found the majority of required disclosures to be not applicable and the remainder to be not significant.

         In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined what additional disclosures may be required in connection with adopting SFAS No. 131.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure About Pensions and Other Postretirement Benefits". SFAS No. 132 changes current financial disclosure requirements from those that were required under SFAS
No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Company is required to adopt this standard in 1998 and management is currently evaluating what additional disclosures may be required in connection with adopting SFAS No. 132.


EFFECTS OF INFLATION

         Inflation has not had a significant effect on the Company's operations. However, there can be no assurance that inflation will not have a material effect on the Company's operations in the future. The Company is subject to price fluctuations in its raw materials and products. These fluctuations have affected and will continue to affect the Company's results of operations. See "-- Results of Operations."

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The following audited consolidated financial statements of Metallurg, Inc. and Consolidated Subsidiaries are presented herein pursuant to the requirements of Item 8 on the pages indicated below:

                                                                                                   PAGE
                                                                                                   ----
AUDITED FINANCIAL STATEMENTS:
   Independent Auditors' Report.................................................................    24

   Statements of Consolidated Operations for the Three Quarters Ended January 31, 1998,
      the Quarter Ended March 31, 1997 and the Years Ended December 31, 1996 and 1995...........    25

   Consolidated Balance Sheets at January 31, 1998, March 31, 1997 and December 31, 1996........    26

   Statements of Consolidated Cash Flows for the Three Quarters Ended January 31, 1998,
      the Quarter Ended March 31, 1997 and the Years Ended December 31, 1996 and 1995...........    27

   Notes to Consolidated Financial Statements for the Three Quarters Ended January 31, 1998,
      the Quarter Ended March 31, 1997 and the Years Ended December 31, 1996 and 1995...........  28-61

AUDITED FINANCIAL STATEMENT SCHEDULE:
   Schedule VIII - Valuation and Qualifying Accounts and Reserves...............................    62

INDEPENDENT AUDITORS' REPORT

Metallurg, Inc.:

We have audited the accompanying consolidated balance sheets of Metallurg, Inc. and consolidated subsidiaries as of January 31, 1998 and March 31, 1997 (Reorganized Company balance sheets) and December 31, 1996 (Predecessor Company balance sheet) and the related statements of consolidated operations and of consolidated cash flows for the three quarters ended January 31, 1998 (Reorganized Company operations), the quarter ended March 31, 1997 and for each of the two years in the period ended December 31, 1996 (Predecessor Company operations). Our audits also included the financial statement schedule, Schedule VIII -- Valuation and Qualifying Accounts and Reserves, appearing on page 64. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 2 to the consolidated financial statements, on April 14, 1997, the U.S. Bankruptcy Court for the Southern District of New York entered an order confirming the Company's plan of reorganization which became effective after the close of business on that day. Accordingly, the accompanying consolidated balance sheets as of January 31, 1998 and March 31, 1997 and the statements of consolidated operations and of consolidated cash flows for the three quarters ended January 31, 1998 have been prepared in conformity with the American Institute of Certified Public Accountants Statement of Position No. 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Notes 1 and 2.

In our opinion, the Reorganized Company's balance sheets present fairly, in all material respects, the financial position of Metallurg, Inc. and consolidated subsidiaries at January 31, 1998 and March 31, 1997 and the results of their consolidated operations and their consoldiated cash flows for the three quarters ended January 31, 1998, and the Predecessor Company consolidated financial statements, referred to above, present fairly, in all material respects, the consolidated financial position at December 31, 1996 and the results of their consolidated operations and their consolidated cash flows for the quarter ended March 31, 1997 and for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 1996, the Company elected early adoption of the American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities."


DELOITTE & TOUCHE LLP
New York, New York
April 1, 1998

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

                                                           Reorganized
                                                             Company                         Predecessor Company
                                                          --------------        -----------------------------------------------
                                                          Three Quarters        Quarter              Year              Year
                                                              Ended              Ended               Ended            Ended
                                                            January 31,         March 31,         December 31,      December 31,
                                                 Notes          1998              1997                1996              1995
                                                 -----       ---------          ---------          ---------          ---------
Gross volume ........................              1         $ 499,998          $ 162,337          $ 695,095          $ 755,927
                                                             =========          =========          =========          =========

Sales ...............................              1         $ 476,426          $ 155,427          $ 648,816          $ 688,002
Commission income ...................              1               541                160              1,186              1,362
                                                             ---------          ---------          ---------          ---------
   Total revenue ....................                          476,967            155,587            650,002            689,364

Cost of sales .......................              1           410,033            134,060            566,538            603,535
                                                             ---------          ---------          ---------          ---------
   Gross margin .....................                           66,934             21,527             83,464             85,829
Selling, general and
   administrative expenses ..........                           43,563             15,046             57,103             52,842
Environmental expenses ..............              1                --                 --             37,582              5,624
Restructuring charges ...............              1                --                 --                 --             11,658
                                                             ---------          ---------          ---------          ---------
   Operating income (loss) ..........                           23,371              6,481            (11,221)            15,705

Other:
   Other income (expense), net ......             13             1,805              3,179             (6,759)                 7
   Interest income (expense), net ...            2,9            (5,653)              (245)             1,473             (1,949)
   Reorganization expense ...........              2                --             (2,663)            (3,535)            (3,927)
   Fresh-start revaluation ..........              2                --              5,107                 --                 --
                                                             ---------          ---------          ---------          ---------
Income (loss) before income tax
   provision and extraordinary item .                           19,523             11,859            (20,042)             9,836
Income tax provision (benefit) ......           1,11            12,459             (3,063)             8,453              8,171
                                                             ---------          ---------          ---------          ---------
Income (loss) before extraordinary
   item .............................                            7,064             14,922            (28,495)             1,665
Extraordinary item, net of tax ......              2              (792)            43,032                 --                 --
                                                             ---------          ---------          ---------          ---------
Net income (loss) ...................                        $   6,272          $  57,954          $ (28,495)         $   1,665
                                                             =========          =========          =========          =========
Common shares and common
   share equivalents ................              1             4,956
                                                             =========
Basic and diluted earnings per share:
  Income before extraordinary item ..                        $    1.43
  Extraordinary item, net of tax ....                             (.16)
                                                             ---------
  Net income ........................                        $    1.27
                                                             =========

-------------------------------------------------------------------------------

                See notes to consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                                                                       Predecessor
                                                                                        Reorganized Company              Company
                                                                                    ---------------------------        -----------
                                                                                    January 31,       March 31,        December 31,
                                                                          Notes         1998            1997               1996
                                                                          -----       --------        ---------         ---------
ASSETS                                                                                                 (Note 2)
Current Assets:
  Cash and cash equivalents ...................................              1        $ 43,003        $  30,340         $  63,274
  Trade receivables, less allowance for doubtful accounts
     (1998: $1,700; 1997:  $-0-; 1996: $4,303) ................              1          83,931           94,150            88,595
  Inventories .................................................            1,5         117,589          109,258           106,363
  Prepaid expenses and other current assets ...................                         14,239           16,312            14,315
  Assets held for sale ........................................              1              --            1,180             1,843
                                                                                      --------        ---------         ---------
    Total current assets ......................................                        258,762          251,240           274,390
Investments in affiliates .....................................              1           1,610            1,461             2,938
Property, plant and equipment, net ............................            1,6          41,502           38,907            47,885
Other assets ..................................................             14          17,912           14,096             6,413
                                                                                      --------        ---------         ---------
      Total ...................................................                       $319,786        $ 305,704         $ 331,626
                                                                                      ========        =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Short-term debt .............................................              9        $  2,836        $  13,500         $  13,468
  Current portion of long-term debt ...........................              9           1,180            1,277             1,352
  Trade payables ..............................................                         51,308           55,947            48,264
  Accrued expenses ............................................                         24,022           25,351            21,599
  Current portion of environmental liabilities ................           1,14           6,553            5,270             9,374
  Taxes payable ...............................................             11           5,106            6,579             6,599
                                                                                      --------        ---------         ---------
    Total current liabilities .................................                         91,005          107,924           100,656
                                                                                      --------        ---------         ---------

Long-term Liabilities:
  Long-term debt ..............................................             9          103,133           51,711             5,049
  Accrued pension liabilities .................................           1,8           38,351           41,090            43,926
  Environmental liabilities, net ..............................           1,14          38,527           42,865            34,637
  Other liabilities ...........................................                          6,999           12,114             9,640
                                                                                      --------        ---------         ---------
    Total long-term liabilities ...............................                        187,010          147,780            93,252
                                                                                      --------        ---------         ---------

Liabilities Subject to Compromise .............................              7              --               --           179,897
                                                                                      --------        ---------         ---------

    Total liabilities .........................................                        278,015          255,704           373,805
                                                                                      --------        ---------         ---------

Commitments and Contingencies .................................             15

Shareholders' Equity (Deficit):
Common stock - 1998 and 1997: par value $.01 per share,
  authorized 15,000,000 shares, issued and outstanding
  4,956,406 shares;  1996: stated value $10 per share,
  authorized 10,000 shares, issued and outstanding
  2,005 shares ................................................             12              50               50                20
Preferred stock - 1996: par value $100 per share, authorized
  300,000 shares, no shares issued and outstanding ............             12              --               --                --
Additional paid-in capital ....................................             12          40,209           49,950                --
Cumulative foreign currency translation adjustment ............             12             673               --            15,755
Retained earnings (deficit) ...................................                            839               --           (57,954)
                                                                                      --------        ---------         ---------
    Total shareholders' equity (deficit) ......................                         41,771           50,000           (42,179)
                                                                                      --------        ---------         ---------
      Total ...................................................                       $319,786        $ 305,704         $ 331,626
                                                                                      ========        =========         =========


-------------------------------------------------------------------------------

                See notes to consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                Reorganized
                                                                  Company                        Predecessor Company
                                                              ----------------       --------------------------------------------
                                                               Three Quarters          Quarter          Years Ended December 31,
                                                                   Ended                Ended          --------------------------
                                                              January 31, 1998       March 31, 1997       1996             1995
                                                              ----------------       --------------     --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .........................................      $   6,272             $ 57,954         $(28,495)        $  1,665
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Executive stock awards ..................................          1,250                  500               --               --
  Extraordinary item, net of taxes ........................             --              (43,032)              --               --
  Fresh-start revaluation .................................             --               (5,107)              --               --
  Depreciation and amortization ...........................          5,320                2,143           10,688           15,296
  Gain on sales of assets .................................         (1,848)              (3,266)          (3,597)          (1,971)
  Reorganization expense, net of payments .................         (4,298)               1,538              894             (609)
  Deferred income taxes ...................................          5,338               (3,767)             (51)            (229)
  Provision for doubtful accounts .........................          1,100                  162              696            1,669
  Provision for environmental costs, net of payments ......         (2,468)                (256)          32,473              783
  Provision for restructuring costs .......................             --                   --               --           11,658
  Provision for allowed claims ............................             --                   --           10,547               --
  Other, net ..............................................          3,659                3,057            5,961           (9,032)
                                                                 ---------             --------         --------         --------
      Total ...............................................         14,325                9,926           29,116           19,230

Changes in operating assets and liabilities:
  Decrease (increase) in trade receivables ................          8,791              (20,272)           9,916           (1,917)
  (Increase) decrease in inventories ......................        (14,853)              (6,120)          14,308          (10,517)
  Decrease (increase) in other current assets .............          1,961                 (355)          (1,210)           5,850
  (Decrease) increase in trade payables and
  accrued expenses ........................................         (5,650)              18,895            1,412            2,857
  Decrease in prepetition liabilities .....................             --                  (39)            (189)            (263)
  Receipt from environmental trust, net ...................             --                5,928               --               --
  Other assets and liabilities, net .......................         (4,920)              (1,547)          (5,688)          (9,582)
                                                                 ---------             --------         --------         --------
      Net cash (used in) provided by operating
      activities ..........................................           (346)               6,416           47,665            5,658
                                                                 ---------             --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment ................         (9,447)              (2,774)          (9,531)          (6,712)
Proceeds from asset sales .................................          3,747                4,966            5,806            2,663
Other, net ................................................             14                  (25)          (1,294)             104
                                                                 ---------             --------         --------         --------
      Net cash (used in) provided by investing activities..         (5,686)               2,167           (5,019)          (3,945)
                                                                 ---------             --------         --------         --------

CASH FLOWS FROM FINANCING AND REORGANIZATION
ACTIVITIES:
Cash distribution pursuant to Plan of Reorganization ......             --              (59,366)              --               --
Drawdown of prepetition letters of credit .................             --                9,700               --            8,000
Proceeds from long-term debt ..............................        100,000                8,100               --               --
Fees paid to issue long-term debt .........................         (4,000)                  --               --               --
Net borrowing (repayment) of short-term debt ..............         (9,313)               1,062          (14,709)             420
Repayment of long-term debt ...............................        (48,309)                (487)          (1,408)          (2,238)
Payment of dividends ......................................        (19,330)                  --               --               --
                                                                 ---------             --------         --------         --------
      Net cash provided by (used in) financing and
      reorganization activities ...........................         19,048              (40,991)         (16,117)           6,182
                                                                 ---------             --------         --------         --------

Effects of exchange rate changes on cash and cash
  equivalents .............................................           (353)                (526)             (83)             774
                                                                 ---------             --------         --------         --------
Net increase (decrease) in cash and cash equivalents ......         12,663              (32,934)          26,446            8,669
Cash and cash equivalents - beginning of period ...........         30,340               63,274           36,828           28,159
                                                                 ---------             --------         --------         --------
Cash and cash equivalents - end of period .................      $  43,003             $ 30,340         $ 63,274         $ 36,828
                                                                 =========             ========         ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes ................................      $   6,859             $  1,524         $  5,817         $  6,031
                                                                 =========             ========         ========         ========
Cash paid for interest ....................................      $   6,715             $    619         $  3,021         $  4,777
                                                                 =========             ========         ========         ========
Cash paid for reorganization expense ......................      $   5,423             $  1,125         $  2,641         $  4,536
                                                                 =========             ========         ========         ========

-------------------------------------------------------------------------------

                See notes to consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE THREE QUARTERS ENDED JANUARY 31, 1998,
                        THE QUARTER ENDED MARCH 31, 1997
                 AND THE YEARS ENDED DECEMBER 31, 1996 AND 1995


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation and Consolidation - The consolidated financial statements include the accounts of Metallurg, Inc. ("Metallurg") and its majority-owned subsidiaries (collectively, the "Company"). All intercompany transactions and balances have been eliminated in consolidation. The accounts of foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52.

      On February 26, 1997, the Fourth Amended and Restated Joint Plan of Reorganization (the "Plan") of Metallurg and one of its subsidiaries, Shieldalloy Metallurgical Corporation ("SMC") (collectively, the "Debtors"), was confirmed by the U.S. Bankruptcy Court for the Southern District of New York. Transactions contemplated by the Plan were consummated on April 14, 1997 (the "Effective Date"). For financial reporting purposes, the Company has reflected the effects of the Plan consummation as of March 31, 1997. As a result of the consummation of the Plan and the adoption of fresh-start reporting under the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company was required to report its financial results for the period ending January 31, 1998 in two separate periods. One period contains financial statements for the quarter ended March 31, 1997, which includes the effects of the adoption of fresh-start reporting and consummation of the Plan and is referred to as the "Predecessor Company". The other period contains financial statements for the three quarters ended January 31, 1998 for the reorganized Company. The financial statements of the Company after consummation of the Plan are not comparable to the Company's financial statements of prior periods.

      Effective April 1, 1997, the Company changed the reporting period of Metallurg from a calendar year ending December 31 to a fiscal year ending January 31 and began reporting the results of its operating subsidiaries on a one-month lag. Accordingly, the three quarters ended January 31, 1998 include nine months of worldwide operating results plus, in this transitional period, an additional month of operating results of Metallurg, the parent holding company, in the amount of a $1,221,000 loss.

      Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and Cash Equivalents - The Company considers all highly liquid instruments maturing within 30 days or less when purchased to be cash equivalents.

      Inventories - Inventories are stated at the lower of cost or market. The cost of inventories is determined using principally the average cost and specific identification methods.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

      Assets Held for Sale - Assets held for sale are stated at the lower of cost or estimated net realizable value which, for long-lived assets, is calculated in accordance with SFAS No. 121. At March 31, 1997, an office building owned by the Company's United Kingdom subsidiary, valued at approximately $1,180,000 was held for sale. At December 31, 1996, Metallurg's investments in a joint venture and a building were held for sale in the amounts of $1,200,000 and $643,000, respectively.

      Investments in Affiliates - Investments in affiliates in which the Company has a 20% to 50% ownership interest and exercises significant management influence are accounted for in accordance with the equity method.

      Property and Depreciation - In accordance with fresh-start reporting, property, plant and equipment previously stated at cost have been restated to the estimated fair value as of March 31, 1997 and historical accumulated depreciation has been eliminated. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed using the straight-line and declining-balance methods over the estimated useful lives of the assets. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in income.

      Gross Volume and Sales - Sales represent amounts invoiced to customers by the Company and such revenue is recognized when the product is shipped and title to the product passes to the customer. In certain instances, the Company arranges sales for which the supplier invoices the customer directly ("agency sales"). In such cases, the Company receives commission income which is recognized when the supplier passes title to the customer. Gross volume represents the sum of sales and agency sales. The Company sells manufactured and merchanted products primarily to the steel, aluminum, superalloy, hard metal and foundry industries.

      Environmental Remediation Costs - In 1996, the Company elected early adoption of SOP No. 96-1, "Environmental Remediation Liabilities". Losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value.

      Impairment of Assets - In 1995, the Company implemented SFAS No. 121, which prescribes the method of asset impairment evaluation for long-lived assets and certain identifiable intangibles that are either held and used or to be disposed of. Such impairment losses have been included in restructuring charges for the respective periods.

      Restructuring Charges - During 1995, the Brazilian operating subsidiary adopted a plan to restructure mining and certain other operations. Analysis of remaining ore deposits indicated that such ore deposits contained insufficient material to provide continued economic feasibility and therefore a restructuring charge of $5,250,000 was recorded. This charge related primarily to severance and employee benefit costs ($1,020,000) and the write-down to fair value of assets to be disposed of, made obsolete or redundant ($4,230,000). Severance and employee benefit costs of $309,000 and $641,000 were paid in the quarter ended March 31, 1997 and the year ended December 31, 1996, respectively, and related to the elimination of approximately 145 positions. At January 31, 1998, March 31, 1997 and December 31, 1996, the carrying amount of assets to be disposed of totaled $723,000, $1,900,000 and $1,946,000, respectively. The Company will not depreciate any of the fixed assets while they are held for sale. The Company anticipates completing these restructuring efforts in the next two years.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

      Also during 1995, the principal German subsidiary adopted a plan to restructure the company into separate business units and to exit certain unprofitable manufacturing processes. The restructuring charge of $6,408,000 primarily reflects severance for workforce reductions of approximately 28 employees ($697,000), impairment losses on assets which are no longer expected to be used in the company's operations ($4,458,000) and the cost to dispose of solid wastes that were generated by exited operations ($1,253,000). In addition, in connection with the restructuring of the German operations and pursuant to local environmental regulations, the company became obligated to remediate contaminated areas surrounding the exited operations in order to restore the site to acceptable environmental condition. The estimated cost of such remediation actions ($3,552,000) is reflected in environmental expenses on the Statements of Consolidated Operations. In 1996, approximately $601,700 of severance costs was paid and the remaining accrual was reversed. In 1997, $408,000 of site restoration costs were paid and the remaining accrual represents estimated future cash outflows expected to be paid over the next three to five years.

      Income Taxes - The Company uses the liability method whereby deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The Company does not provide for U.S. Federal income taxes on the accumulated earnings considered permanently reinvested in certain of its foreign subsidiaries which approximated $37,000,000, $38,000,000 and $53,000,000 at January 31, 1998, March 31, 1997 and December 31, 1996,
      respectively. These earnings have been invested in facilities and other assets and have been subject to substantial foreign income taxes, which may or could offset a major portion of any tax liability resulting from their inclusion in U.S. taxable income.

      Retirement Plans - Pension costs of Metallurg and its domestic consolidated subsidiaries are funded or accrued currently. The Company's foreign subsidiaries maintain separate pension plans for their employees. Such foreign plans are either funded currently or accruals are recorded in the respective balance sheets to reflect pension plan liabilities.

      Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method, in accordance with Accounting Principles Board Opinion No. 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. Disclosures required with respect to alternative fair value measurement and recognition methods prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" are presented in Note 12.

      Foreign Exchange Gains and Losses - Foreign exchange gains (losses) of $987,000, $712,000, $1,853,000 and $(904,000) were recorded for the three quarters ended January 31, 1998, the quarter ended March 31, 1997 and the years ended December 31, 1996 and 1995, respectively. Such amounts usually arise from foreign currency hedging programs designed to minimize the negative effects of changes in exchange rates on operations and are therefore included in cost of sales.

      Financial Instruments - The Company enters into foreign exchange contracts in the regular course of business to manage exposure against fluctuations on sales and raw material purchase transactions denominated in currencies other than the functional currencies of its businesses. Unrealized gains and losses are deferred and recognized in income or as adjustments of carrying amounts when the hedged transactions are included in income. Gains and losses on unhedged foreign currency transactions are included in income. The Company does not hold or issue financial instruments for trading purposes. The counterparties to these contractual arrangements are a diverse group of major financial institutions with which the Company also has other financial relationships. The Company is exposed to credit risk generally limited to unrealized gains in such contracts in the event of nonperformance by counterparties to those financial instruments, but it does not expect any counterparties to fail to meet their obligations given their high credit ratings.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

      Extraordinary Item - In November 1997, the Company recognized an extraordinary after-tax charge of $792,000 as a result of the early retirement of the Company's 12% senior-secured notes due 2007 and the United Kingdom subsidiary's term loan due 2000. The notes were redeemed at 103% and 101% of principal amount, respectively, with accrued interest to the date of redemption. In the quarter ended March 31, 1997, the Company recognized an extraordinary gain, net of tax, of $43,032,000 relating to the discharge of indebtedness at the consummation of the Plan of Metallurg and SMC.

      Earnings per Share - The Company adopted SFAS No. 128, "Earnings Per Share" as of January 31, 1998. Basic earnings per share (EPS) amounts are computed by dividing net income by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common stock equivalents. No options were exercised, nor assumed exercised for purposes of the diluted EPS calculation, in the three quarters ended January 31, 1998, as the exercise price of the options exceeded the fair market value of the common stock. Earnings per share for periods prior to April 1, 1997 are not presented because such presentation would not be meaningful due to fresh-start reporting and the recapitalization of the Company in connection with the Plan as of March 31, 1997.

      Recently Issued Accounting Pronouncements - In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement is effective for financial statements issued for periods beginning after December 15, 1997. Management has evaluated the effect on its financial reporting from the adoption of this statement and has found the majority of required disclosures to be not applicable and the remainder to be not significant.

      In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined what additional disclosures may be required in connection with adopting SFAS No. 131.

      In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure About Pensions and Other Postretirement Benefits". SFAS No. 132 changes current financial disclosure requirements from those that were required under SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Company is required to adopt this standard in 1998 and management is currently evaluating what additional disclosures may be required in connection with adopting SFAS No. 132.

      Reclassification - Certain amounts in previously issued financial statements were reclassified to conform to 1997 presentations.

2.    PLAN OF REORGANIZATION AND FRESH-START REPORTING

      Costs of administration of the Chapter 11 proceedings approximating $2,663,000, $3,535,000 and $3,927,000 were recorded by the Debtors during the quarter ended March 31, 1997 and the years ended December 31, 1996 and 1995, respectively, and have been included as reorganization expense in the Statements of Consolidated Operations. Those expenses consisted primarily of legal, administration, consulting and other similar expenses.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

      Condensed financial statements for the Debtors follow (in thousands):



               METALLURG, INC. AND SHIELDALLOY METALLURGICAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                           For the Quarter              For the Years Ended
                                                                Ended                       December 31,
                                                               March 31,            -------------------------------
                                                                 1997                  1996                  1995
                                                               --------             ---------             ---------
      Total revenue ...............................            $ 56,858             $ 224,572             $ 228,593
                                                               --------             ---------             ---------

      Operating costs and expenses:
        Cost of sales .............................              51,630               208,733               207,207
        Selling, general and
          administrative expenses .................               4,942                14,440                13,421
        Environmental expenses ....................                  --                35,176                 1,657
                                                               --------             ---------             ---------
      Total operating costs and expenses ..........              56,572               258,349               222,285
                                                               --------             ---------             ---------
      Operating income (loss) .....................                 286               (33,777)                6,308
      Other:
        Other income (expense), net ...............              (7,269)              (21,778)                  931
        Interest (expense) income, net ............                (239)                2,775                 1,926
        Reorganization expense ....................              (2,663)               (3,535)               (3,927)
        Fresh-start revaluation ...................               1,050                    --                    --
        Equity in earnings (losses)
        of subsidiaries ...........................              19,367                28,012                (4,190)
                                                               --------             ---------             ---------
      Income (loss) before income tax
        provision and extraordinary item ..........              10,532               (28,303)                1,048
      Income tax (benefit) provision ..............                (211)                  192                  (617)
                                                               --------             ---------             ---------
      Income (loss) before extraordinary item .....              10,743               (28,495)                1,665
      Extraordinary item, net of tax ..............              47,211                    --                    --
                                                               --------             ---------             ---------
      Net income (loss) ...........................            $ 57,954             $ (28,495)            $   1,665
                                                               ========             =========             =========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

               METALLURG, INC. AND SHIELDALLOY METALLURGICAL CORP.
                            CONDENSED BALANCE SHEETS

                                                                                                      December 31,
                                                                      March 31,            --------------------------------
                                                                         1997                  1996                  1995
                                                                      ---------             ---------             ---------
      ASSETS
      Current Assets:
        Cash and cash equivalents ........................            $   9,991             $  41,729             $  25,458
        Accounts and notes receivable, net ...............               40,796                52,471                68,116
        Inventories ......................................               36,200                35,547                37,500
        Other assets .....................................                4,643                 6,080                 4,762
                                                                      ---------             ---------             ---------
          Total current assets ...........................               91,630               135,827               135,836
      Property, plant and equipment, net .................                9,375                11,410                14,632
      Investments - intergroup ...........................               64,773                54,484                22,979
      Investments - other ................................                  244                 1,530                 2,459
      Other assets .......................................               (4,177)                1,622                 4,159
                                                                      ---------             ---------             ---------
            Total ........................................            $ 161,845             $ 204,873             $ 180,065
                                                                      =========             =========             =========

      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
      Current Liabilities:
        Trade payables ...................................            $  15,326             $  14,394             $   9,077
        Accrued expenses .................................               16,006                17,644                 8,587
        Other current liabilities ........................                  565                   536                   181
                                                                      ---------             ---------             ---------
          Total current liabilities ......................               31,897                32,574                17,845
                                                                      ---------             ---------             ---------

      Long-term Liabilities:
        Long-term debt ...................................               39,461                    --                    --
        Accrued pension liabilities ......................                2,143                 1,441                 1,676
        Environmental liabilities, net ...................               36,949                28,213                 3,856
        Other liabilities ................................                1,395                    --                    28
                                                                      ---------             ---------             ---------
          Total long-term liabilities ....................               79,948                29,654                 5,560
                                                                      ---------             ---------             ---------

      Liabilities Subject to Compromise ..................                   --               184,824               174,612
                                                                      ---------             ---------             ---------

            Total liabilities ............................              111,845               247,052               198,017
                                                                      ---------             ---------             ---------

      Shareholders' Equity (Deficit):
        Common stock outstanding .........................                   50                    20                    20
        Additional paid-in capital .......................               49,950                    --                    --
        Cumulative foreign currency translation
        adjustment .......................................                   --                15,755                11,487
        Deficit ..........................................                   --               (57,954)              (29,459)
                                                                      ---------             ---------             ---------
          Total shareholders' equity (deficit) ...........               50,000               (42,179)              (17,952)
                                                                      ---------             ---------             ---------
            Total ........................................            $ 161,845             $ 204,873             $ 180,065
                                                                      =========             =========             =========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

               METALLURG, INC. AND SHIELDALLOY METALLURGICAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                     For the Quarter          For the Years Ended December 31,
                                                                          Ended                -----------------------------
                                                                      March 31, 1997             1996                 1995
                                                                      --------------           --------             --------
      Net Cash Flows from Operating Activities: ..............            $  5,891             $ 11,723             $ (4,256)
                                                                          --------             --------             --------

      Cash Flows from Investing Activities:
        Additions to property, plant and equipment ...........              (1,022)                (679)              (1,577)
        Proceeds from asset sales ............................               4,215                  493                  994
        Other, net ...........................................                  --               (6,192)                  --
                                                                          --------             --------             --------
          Net cash provided by (used in) investing activities                3,193               (6,378)                (583)
                                                                          --------             --------             --------

      Cash Flows from Financing and Reorganization Activities:
        Cash distribution pursuant to Plan of Reorganization .             (59,366)                  --                   --
        Drawdown of prepetition letters of credit ............               9,700                   --                8,000
        Intergroup borrowings (repayments) ...................                (579)               5,835                1,068
        Dividends received ...................................               9,423                5,091                6,407
                                                                          --------             --------             --------
          Net cash (used in) provided by financing and
            reorganization activities ................ .......             (40,822)              10,926               15,475
                                                                          --------             --------             --------
      Net (decrease) increase in cash and cash equivalents ...             (31,738)              16,271               10,636
      Cash and cash equivalents - beginning of period ........              41,729               25,458               14,822
                                                                          --------             --------             --------
      Cash and cash equivalents - end of period ..............            $  9,991             $ 41,729             $ 25,458
                                                                          ========             ========             ========

         On the Effective Date, claims related to prepetition liabilities and administrative expenses were discharged through distributions of $59,366,000 in cash, the issuance of $39,461,000 of senior-secured notes and 4,706,406 shares of new common stock. The value of the cash and securities distributed was less than the recorded liabilities and the resultant net gain of $47,211,000 was recorded as an extraordinary item, net of tax effects of nil due to statutory exemption and utilization of net operating loss carryforwards. Such net operating loss carryforwards had previously been offset in full by a valuation allowance.

         The Company was required to adopt fresh-start reporting because the holders of the existing voting shares immediately prior to filing and confirmation of the Plan received less than 50% of the voting shares of the emerging entity and its reorganization value was less than the total of its post-petition liabilities and allowed claims. SOP 90-7 required the Company to revalue its assets and liabilities to their estimated fair value and to recognize as a reduction of long-term assets the excess of the fair value of its identifiable assets over the total reorganization value of its assets as of the Effective Date. Accordingly, the Company's property, plant and equipment and other noncurrent assets were reduced by approximately $5,520,000. In addition, the Company's accumulated equity of approximately $4,733,000 and cumulative foreign currency translation adjustment of approximately $14,587,000 were eliminated. As a result of the adjustments made to reflect fresh-start reporting, a pre-tax revaluation credit of $5,107,000 is included in the Company's results of operations for the quarter ended March 31, 1997.

         The total reorganization value assigned to the Company's assets was estimated by calculating projected cash flows before debt service requirements for a three-year period, plus an estimated terminal value of the Company calculated using an estimate of normalized operating performance and discount rates ranging from 13.5% to 16.5%. This amount was increased by (i) the estimated net realizable value of assets to be sold and (ii) estimated cash in excess of normal operating requirements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

The effect of the Plan and the implementation of fresh-start reporting on the Company's consolidated balance sheet as of March 31, 1997 was as follows (in thousands):

                                                                  Prior to          Effects        Adoption of           Opening
                                                                 Joint Plan           of           Fresh-Start           Balance
                                                               Effectiveness     Joint Plan (a)     Reporting             Sheet
                                                               -------------     --------------    -----------           --------
ASSETS
Current Assets:
  Cash and cash equivalents .............................        $  66,670         $ (36,330)                            $ 30,340
  Trade receivables, less allowance for
  doubtful accounts .....................................           94,255              (105)                              94,150
  Inventories ...........................................          109,258                --                              109,258
  Prepaid expenses and other current assets .............           16,382               180         $   (250)(b)          16,312
  Assets held for sale ..................................              341                --              839(b)            1,180
                                                                 ---------         ---------         --------            --------
    Total current assets ................................          286,906           (36,255)             589             251,240
Investments in affiliates ...............................            2,779                --           (1,318)(c)           1,461
Property, plant and equipment, net ......................           42,348                --           (3,441)(c)          38,907
Other assets ............................................           14,243               614             (761)(c)          14,096
                                                                 ---------         ---------         --------            --------
      Total .............................................        $ 346,276         $ (35,641)        $ (4,931)           $305,704
                                                                 =========         =========         ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Short-term debt .......................................        $  13,500                                               $ 13,500
  Current portion of long-term debt .....................            1,277                                                  1,277
  Trade payables ........................................           55,947                                                 55,947
  Accrued expenses ......................................           22,736         $   2,338         $    277(b)           25,351
  Current portion of environmental liabilities ..........            5,270                --               --               5,270
  Taxes payable .........................................            7,136              (557)              --               6,579
                                                                 ---------         ---------         --------            --------
    Total current liabilities ...........................          105,866             1,781              277             107,924
                                                                 ---------         ---------         --------            --------

Long-term Liabilities:
  Long-term debt ........................................            4,248            47,463               --              51,711
  Accrued pension liabilities ...........................           39,610            (1,345)           2,825(b)           41,090
  Environmental liabilities, net ........................           37,495             5,370               --              42,865
  Other liabilities .....................................           10,293                --            1,821(b)           12,114
                                                                 ---------         ---------         --------            --------
    Total long-term liabilities .........................           91,646            51,488            4,646             147,780
                                                                 ---------         ---------         --------            --------

Liabilities Subject to Compromise .......................          180,247          (180,247)              --                  --
                                                                 ---------         ---------         --------            --------
      Total liabilities .................................          377,759          (126,978)           4,923             255,704
                                                                 ---------         ---------         --------            --------

Commitments and Contingencies ...........................

Shareholders' Equity (Deficit):
  Common stock ..........................................               20                30               --                  50
  Additional paid-in capital ............................               --            49,950               --              49,950
  Cumulative foreign currency translation adjustment ....           14,531                56          (14,587)(d)              --
  Retained (deficit) earnings ...........................          (46,034)           41,301            4,733(d)               --
                                                                 ---------         ---------         --------            --------
    Total shareholders' equity (deficit) ................          (31,483)           91,337           (9,854)             50,000
                                                                 ---------         ---------         --------            --------
      Total .............................................        $ 346,276         $ (35,641)        $ (4,931)           $305,704
                                                                 =========         =========         ========            ========

-----------------
Notes:

(a) To record the distribution of cash and securities, the settlement of liabilities subject to compromise and other transactions in accordance with the Plan.

(b)   To adjust assets and liabilities to their estimated fair value.

(c) To reduce long-term assets for the excess of the fair value of identifiable net assets over the total reorganization value as of the Effective Date.

(d) To eliminate the accumulated deficit and cumulative foreign currency translation adjustment in accordance with fresh-start reporting.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

3.    GEOGRAPHIC DATA

      The Company operates in one significant industry segment, the manufacture and sale of ferrous and non-ferrous metals and alloys. Data by geographic area is as follows (in thousands):

                                                                                   December 31,
                                        January 31,        March 31,        ---------------------------
                                           1998              1997              1996              1995
                                        ---------         ---------         ---------         ---------
            Identifiable assets:
               North America ...        $ 133,101         $ 107,254         $ 148,719         $ 150,281
               Foreign .........          221,249           228,668           214,953           219,460
               Eliminations ....          (34,564)          (30,218)          (32,046)          (27,131)
                                        ---------         ---------         ---------         ---------

                  Total ........        $ 319,786         $ 305,704         $ 331,626         $ 342,610
                                        =========         =========         =========         =========

                                                                                                       For the Years Ended
                                                             For the Three     For the Quarter              December 31,
                                                             Quarters Ended        Ended            ---------------------------
                                                            January 31, 1998    March 31, 1997         1996             1995
                                                            ----------------    --------------      ---------         ---------
            Total revenue from unaffiliated customers:
               North America .........................          $206,346          $ 68,540          $ 294,843         $ 300,200
               Foreign ...............................           270,621            87,047            355,159           389,164
                                                                --------          --------          ---------         ---------
                 Total ...............................          $476,967          $155,587          $ 650,002         $ 689,364
                                                                ========          ========          =========         =========

            Net income (loss):
               North America .........................          $  1,332          $ 48,262          $ (56,506)        $   8,160
               Foreign ...............................             4,940             9,692             28,011            (6,495)
                                                                --------          --------          ---------         ---------
                 Total ...............................          $  6,272          $ 57,954          $ (28,495)        $   1,665
                                                                ========          ========          =========         =========


4.    INVESTMENT ACTIVITIES

      In 1997, Metallurg sold its 50% interest in AMPAL for proceeds approximating book value of $1,200,000. In 1996, the Company purchased approximately 5% of the outstanding stock of Solikamsk Magnesium Works ("SMW"), a Russian magnesium metal producer, for approximately $1,000,000. Also in 1996, SMC sold its wholly-owned subsidiary, Frankel Metal Company, a processor of titanium scrap, to FMC's management and recorded a net loss on the sale of $460,000.

5.    INVENTORIES

      Inventories, net of reserves, consist of the following (in thousands):

                                    January 31,            March 31,            December 31,
                                       1998                  1997                   1996
                                    --------               --------               --------
      Raw materials ......          $ 32,938               $ 21,769               $ 25,181
      Work in process ....             1,981                  2,330                  2,237
      Finished goods .....            77,473                 80,500                 75,478
      Other ..............             5,197                  4,659                  3,467
                                    --------               --------               --------
        Total ............          $117,589               $109,258               $106,363
                                    ========               ========               ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

6.    PROPERTY, PLANT AND EQUIPMENT

      The major classes of property, plant and equipment are as follows:

                                                   January 31,       March 31,       December 31,      Estimated
                                                      1998             1997             1996            Lives
                                                    -------          -------          --------        ----------
                                                                  (in thousands)                      (in years)
      Land ...............................          $ 2,899          $ 3,019          $  6,177
      Buildings and leasehold
      improvements .......................           13,766           13,205            43,826          10-32
      Machinery ..........................           22,388           17,729           181,172          3-17
      Office furniture and equipment .....            2,797            2,046             6,940          3-17
      Transportation equipment ...........            1,844            1,588             6,992          3-5
      Construction in progress ...........            3,106            1,320             1,142
                                                    -------          -------          --------
        Total ............................           46,800           38,907           246,249
      Less: accumulated depreciation .....            5,298               --           198,364
                                                    -------          -------          --------
      Property, plant and equipment, net .          $41,502          $38,907          $ 47,885
                                                    =======          =======          ========


      Depreciation expense related to property, plant and equipment charged to operations for the three quarters ended January 31, 1998, the quarter ended March 31, 1997 and the years ended December 31, 1996 and 1995 was $5,320,000, $2,126,000, $10,621,000 and $15,227,000, respectively.

7.    LIABILITIES SUBJECT TO COMPROMISE

      Pursuant to the provisions of the Bankruptcy Code, certain liabilities attributable to the period prior to the Petition Date could not be paid without prior approval of the Bankruptcy Court and were reclassified to liabilities subject to compromise. Substantially all of these claims were settled at the Effective Date in accordance with the Plan of Reorganization. The liabilities subject to compromise at December 31, 1996 consisted of the following (in thousands):


                                                                    December 31,
                                                                       1996
                                                                     --------
       Long-term debt...........................................     $112,158
       Trade payables and other accrued liabilities.............       22,520
       Prepetition environmental liabilities....................        4,070
       Accrued pension liabilities..............................       12,030
       Accrued interest payable.................................        3,412
       Liabilities to former shareholders.......................       25,707
                                                                     ---------
         Total liabilities subject to compromise................     $179,897
                                                                     ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

8.    RETIREMENT PLANS

      Defined Benefit Plans

      Metallurg and its domestic consolidated subsidiaries have defined benefit pension plans covering substantially all salaried and certain hourly paid employees. The plans generally provide benefit payments using a formula based on an employee's compensation and length of service. These plans are funded in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act. Substantially all plan assets are invested in cash and short-term investments or listed stocks and bonds.

      Net periodic pension cost for the domestic defined benefit plans included the following components (in thousands):

                                                         For the Three    For the Quarter     For the Years Ended
                                                        Quarters Ended      Ended                  December 31,
                                                          January 31,       March 31,        -----------------------
                                                             1998            1997              1996            1995
                                                           -------           -----           -------           -----
            Service cost - benefits earned during
              the period ........................          $   360           $ 107           $   493           $ 476
            Interest cost on projected
              benefit obligation ................              844             280               964             939
            Return on plan assets ...............           (3,608)           (309)           (1,074)           (862)
            Net amortization and deferral .......            2,676              32               (18)            180
                                                           -------           -----           -------           -----
              Net periodic pension cost .........          $   272           $ 110           $   365           $ 733
                                                           =======           =====           =======           =====

      Assumptions used to calculate pension costs and projected benefit obligations are as follows:

                                          For the Three    For the Quarter       For the Years Ended
                                          Quarters Ended       Ended                December 31,
                                            January 31,       March 31,        -----------------------
                                              1998             1997             1996             1995
                                            ------            ------           ------           ------
      Discount rate ............                 7.0%             7.0%             7.0%             7.0%
      Rate of increase in future
        compensation levels ....                 4.0%             4.0%             4.0%             4.0%
      Expected long-term rate of
        return on plan assets ..          7.5% - 9.0%      7.5% - 9.0%      7.5% - 9.0%      7.5% - 9.0%

      A reconciliation of the funded status to the amounts recorded in the balance sheet is set forth below (in thousands):

                                                      January 31,         March 31,        December 31,
                                                         1998               1997               1996
                                                       --------           --------           --------
      Vested benefit obligation .............          $(15,608)          $(15,037)          $(13,166)
      Nonvested benefit obligation ..........              (441)              (396)              (912)
                                                       --------           --------           --------
        Accumulated benefit obligation ......           (16,049)           (15,433)           (14,078)
      Effect of projected future
      compensation ..........................            (1,022)            (1,056)              (767)
                                                       --------           --------           --------
        Projected benefit obligation ........           (17,071)           (16,489)           (14,845)
      Plan assets at fair value .............            17,543             14,346             14,284
                                                       --------           --------           --------
        Funded status .......................               472             (2,143)              (561)
      Unrecognized net transition
      obligation ............................                --                 --                  7
      Unrecognized prior service cost .......                --                 --                128
      Unrecognized net (gain) loss ..........            (2,555)                --                211
                                                       --------           --------           --------
        Accrued pension cost recorded .......          $ (2,083)          $ (2,143)          $   (215)
                                                       ========           ========           ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

      The Company's United Kingdom subsidiary maintains a defined benefit pension plan covering all eligible employees. The net periodic pension cost for the defined benefit plan included the following components (in thousands):

                                                        For the Three        For the Quarter              For the Years Ended
                                                       Quarters Ended             Ended                      December 31,
                                                         January 31,             March 31,            ----------------------------
                                                            1998                   1997                 1996                 1995
                                                          -------                -------              -------              -------
      Service cost - benefits earned during
        the period ........................               $   792                $   250              $   954              $   918
      Interest cost on projected
        benefit obligation ................                 2,580                    839                3,004                2,781
      Return on plan assets ...............                (7,195)                (1,669)              (4,586)              (5,174)
      Net amortization and deferral .......                 4,131                    286                1,093                2,120
                                                          -------                -------              -------              -------
        Net periodic pension cost
       (credit) ...........................               $   308                $  (294)             $   465              $   645
                                                          =======                =======              =======              =======


      Assumptions used to calculate pension costs and projected benefit obligations are as follows:

                                                         For the Three      For the Quarter            For the Years Ended
                                                         Quarters Ended         Ended                     December 31,
                                                           January 31,         March 31,             ----------------------
                                                              1998                1997               1996              1995
                                                              ----                ----               ----              ----
      Discount rate..............................              7.5%               8.5%               8.5%              8.5%
      Rate of increase in future
        compensation levels......................              6.0%               6.5%               6.5%              6.5%
      Expected long-term rate of
        return on plan assets....................             8.75%               8.5%               8.5%              8.5%

      A reconciliation of the funded status to the amounts recorded in the balance sheet is set forth below (in thousands):

                                                           January 31,              March 31,             December 31,
                                                              1998                    1997                    1996
                                                            --------                --------                --------
      Vested benefit obligation .............               $(50,005)               $(39,869)               $(37,238)
      Nonvested benefit obligation ..........                     --                      --                      --
                                                            --------                --------                --------
        Accumulated benefit obligation ......                (50,005)                (39,869)                (37,238)
      Effect of projected future
      compensation ..........................                 (3,326)                 (4,153)                 (3,879)
                                                            --------                --------                --------
        Projected benefit obligation ........                (53,331)                (44,022)                (41,117)
      Plan assets at fair value .............                 59,673                  51,677                  48,479
                                                            --------                --------                --------
        Funded status .......................                  6,342                   7,655                   7,362
      Unrecognized net transition asset .....                     --                      --                  (1,361)
      Unrecognized net loss (gain) ..........                  1,896                      --                  (3,244)
                                                            --------                --------                --------
      Prepaid pension cost recorded .........               $  8,238                $  7,655                $  2,757
                                                            ========                ========                ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

      The Company's German subsidiaries maintain unfunded defined benefit pension plans covering substantially all eligible employees. The plans were amended in 1992 in a manner that terminated any credit for future service. Pension expense, therefore, is related primarily to interest cost on the projected benefit obligation and approximated $1,706,000, $591,000, $2,531,000 and $2,991,000 in the three quarters ended January 31, 1998, the quarter ended March 31, 1997 and the years ended December 31, 1996 and 1995, respectively. Assumptions used to calculate pension costs and projected benefit obligations included discount rates of 6.0% in the three quarters ended January 31, 1998, the quarter ended March 31, 1997 and the year ended December 31, 1996 and 6.5% for the year ended December 31, 1995. Increases in future compensation levels were assumed at a rate of 3% for all periods presented.

      A reconciliation of the funded status to the amounts recorded in the balance sheet is set forth below (in thousands):

                                                                            January 31,         March 31,        December 31,
                                                                                1998               1997              1996
                                                                              --------           --------           --------
      Vested benefit obligation.....................................          $(34,382)          $(37,014)          $(39,855)
      Nonvested benefit obligation..................................                 -                  -                 -
                                                                              --------           --------           --------
        Accumulated benefit obligation..............................           (34,382)           (37,014)           (39,855)
      Effect of projected future compensation.......................            (1,501)            (1,514)            (2,025)
                                                                              --------           --------           --------
        Projected benefit obligation................................           (35,883)           (38,528)           (41,880)
      Unrecognized net loss.........................................                 -                  -               942
                                                                              --------           --------           --------
        Accrued pension cost recorded...............................          $(35,883)          $(38,528)          $(40,938)
                                                                              ========           ========           ========


      Other Benefit Plans

      Metallurg maintains a discretionary defined contribution profit sharing plan covering substantially all of the salaried employees of Metallurg and its domestic consolidated subsidiaries. The related expense was $165,000, $62,000, $229,000 and $208,000 in the three quarters ended January 31, 1998, the quarter ended March 31, 1997 and the years ended December 31, 1996 and 1995, respectively.

      Balance sheet accruals for pension plans of the Company's other foreign subsidiaries approximate or exceed the related actuarially computed value of accumulated benefit obligations. Pension expense relating to the Company's other foreign subsidiaries' pension plans was $353,000, $96,000, $228,000 and $209,000 for the three quarters ended January 31, 1998, the quarter ended March 31, 1997 and the years ended December 31, 1996 and 1995, respectively.

      The Company maintained certain non-qualified retirement benefit arrangements for certain individuals which, as of the Petition Date, were reflected as liabilities subject to compromise. Pension expense relating to certain of those arrangements was $300,000 and $509,000 in the years ended December 31, 1996 and 1995. No expense was recorded for these arrangements subsequent to 1996.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


9.    BORROWINGS

      Long-term debt consists of the following (in thousands):

                                               January 31,   March 31,    December 31,
                                                  1998          1997         1996
                                                --------       -------       ------
Parent company and domestic subsidiaries:
  11% senior notes ......................       $100,000
  12% senior-secured notes ..............           --         $39,461
                                                --------       -------
    Subtotal ............................        100,000        39,461
                                                --------       -------

Foreign subsidiaries:
  Germany ...............................          4,123         5,133       $6,061
  United Kingdom ........................           --           8,100         --
  Other .................................            190           294          340
                                                --------       -------       ------
    Subtotal ............................          4,313        13,527        6,401
                                                --------       -------       ------
Less:  amounts due within one year ......          1,180         1,277        1,352
                                                --------       -------       ------
  Total long-term debt ..................       $103,133       $51,711       $5,049
                                                ========       =======       ======

      Parent Company and Domestic Subsidiaries

      In November 1997, Metallurg sold $100,000,000 of senior notes (the "Senior Notes"), to Salomon Brothers Inc and BancBoston Securities Inc. (the "Initial Purchasers"), who resold the Senior Notes to qualified institutional buyers and accredited investors. These Senior Notes mature in 2007 and accrue interest at a rate of 11% per annum, payable semi-annually commencing in June 1998. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after December 2002. Prior to December 1, 2000, a maximum of 34% of the Senior Notes may be redeemed with net proceeds of one or more public equity offerings of the Company. The Senior Notes are fully and unconditionally guaranteed by the U.S. subsidiaries of Metallurg on a senior unsecured basis. The Indenture contains limitations on, among other things, the ability of the Company to incur indebtedness and enter into certain mergers, consolidations or asset sales. In addition, the Company is prohibited from making dividends in an amount greater than 50% of its net income under terms of the Indenture. Approximately $12,000,000 principal amount of the Senior Notes are held by related parties.

      The proceeds received by the Company from the issuance of the Senior Notes were used to fund an overall recapitalization of the Company, pursuant to which the Company retired the 12% senior-secured notes, repaid the outstanding balance on its German short-term borrowings, retired the United Kingdom subsidiary's term loan and paid a cash dividend and dividend equivalents (aggregating approximately $20,000,000) to the holders of Metallurg's common stock and stock options. The balance of the net proceeds will be used for general corporate purposes.

      On March 13, 1998, the Company filed with the Securities and Exchange Commission a registration statement on Form S-4 with respect to an offer to exchange the Senior Notes for notes of the Company with substantially identical terms pursuant to a Registration Agreement entered into on November 20, 1997 between the Company and the Initial Purchasers.

      Pursuant to the Plan, Metallurg and SMC (the "Borrowers") entered into an agreement with BankBoston, N.A. for a revolving credit facility (the "Revolving Credit Facility"), in the amount of $40,000,000, to provide working capital and to finance other general corporate purposes. In October 1997, this facility was increased to $50,000,000 and the German Subfacility (as discussed below) was established. Borrowings under this facility bear interest at a rate per annum equal to (i) the Base Rate plus 1% per annum (the Base Rate is the greater of BankBoston N.A.'s base rate or the Federal Funds Effective Rate plus 0.5%) or (ii) the reserve adjusted Eurodollar rate plus 2.5% for interest periods of one, two or three months. The Company is required to pay a fee of 0.375% per annum on the unused portion of the commitment. The

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


      total amount the Borrowers may borrow at any time is limited to a borrowing base calculation which includes accounts receivable, inventory and fixed assets. The revolving credit agreement, which expires on April 14, 2000, prohibits the Company from making dividends and requires the Borrowers to comply with various covenants, including the maintenance of minimum levels of earnings before interest, taxes, depreciation and amortization. Substantially all assets of the Borrowers are pledged as collateral under this agreement. At January 31, 1998, there were no borrowings under this facility; however, outstanding letters of credit approximated $27,129,000.

      At the Petition Date, the Debtors were in default of certain provisions of certain debt agreements. With minor exceptions, repayment of the amounts outstanding at that date had been deferred pursuant to the Chapter 11 proceedings. Subsequent to the Chapter 11 filings, the Debtors did not accrue interest on any of these obligations, except for secured debt, incurred on or before the Petition Date. Contractual interest on these unsecured obligations approximated $2,136,000, $8,600,000 and $9,200,000 in excess of interest expense reflected in the Statements of Consolidated Operations for the quarter ended March 31, 1997 and the years ended December 31, 1996 and 1995, respectively.

      Foreign Subsidiaries

      Pursuant to the Revolving Credit Facility, BankBoston, N.A. through its Frankfurt office, is providing to GfE Gesellschaft fur Elektrometallurgie mbH ("GfE") and its subsidiaries, up to DM 20,500,000 (approximately $11,400,000) of financing (the "German Subfacility"). The German Subfacility is guaranteed by Metallurg, Inc. and the other U.S. borrowers and outstanding obligations are limited to a borrowing base based on eligible accounts receivable, eligible inventory and certain equipment. The German Subfacility contains various covenants that restrict, among other things, the payment of dividends, share repurchases, capital expenditures, investments to subsidiaries and borrowings. All accounts receivable, inventory, the stock of GfE's subsidiaries and certain other assets are pledged to secure the German Subfacility. The Company used a portion of the proceeds from the Senior Notes to repay outstanding loans under the German Subfacility, but not to reduce the related commitment thereunder. At January 31, 1998, there was DM 1,792,000 (approximately $1,000,000) of borrowings under the German Subfacility. The GfE group also has term loans approximating DM 4,200,000 (approximately $2,350,000) maturing through 2004 and bearing interest at a weighted average rate of 6.0%.

      London & Scandinavian Metallurgical Co., Limited ("LSM"), a United Kingdom subsidiary, has several credit facilities which provide LSM and its subsidiaries with up to pound sterling 7,000,000 (approximately $11,600,000) of borrowings, up to pound sterling 3,300,000 (approximately $5,400,000) of foreign exchange exposure and up to pound sterling 2,300,000 (approximately $3,800,000) for other ancillary banking arrangements, including bank guarantees (the "LSM Credit Facility"). The facility expires in 2000 and bears interest at the lender's base rate plus 1.0%. The facility is unsecured and contains restrictions on dividends. In 1997, LSM entered into a pound sterling 2,000,000 (approximately $3,300,000) facility for borrowings and foreign exchange exposure. This facility is unsecured and borrowings bear interest at a rate of 1% over the bank's base rate. At January 31, 1998, there were no borrowings under these facilities. In March 1997, LSM borrowed pound sterling 5,000,000 (approximately $8,100,000) which funded a dividend in connection with the Plan. In November 1997, proceeds of the 11% Senior Notes were used to retire this term loan.

      Elektrowerk Weisweiler GmbH ("EWW"), a German subsidiary, has committed lines of credit with several banks in the aggregate amount of DM 15,000,000 (approximately $8,300,000). The credit facilities decrease by DM 3,000,000 per year beginning in 1999 and currently bear interest at rates from 7.5% to 8.5%. The credit agreements require EWW to pledge certain assets, which include accounts receivable, inventory and fixed assets. At January 31, 1998, there were DM 530,000 (approximately $300,000) of borrowings under these agreements. EWW also has a term loan of DM 3,200,000 (approximately $1,800,000) maturing in 2001. The term loan is secured by a mortgage on certain real property and bears interest at 4.5%.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


      The Company's other foreign subsidiaries maintain short-term secured and unsecured borrowing arrangements, generally in local currencies, with various banks. Borrowings under these arrangements aggregated $190,000 at January 31, 1998 at a weighted average interest rate of 12.0%.

      Interest expense totaled $8,270,000, $1,706,000, $3,043,000 and $4,851,000 for the three quarters ended January 31, 1998, the quarter ended March 31, 1997 and the years ended December 31, 1996 and 1995.

      The scheduled maturities of long-term debt during the next five years are $1,180,000 in 1998, $995,000 in 1999, $864,000 in 2000, $794,000 in 2001,
      $280,000 in 2002 and $100,200,000 thereafter.

10.   FINANCIAL INSTRUMENTS

      The carrying value of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

      Investments in affiliates are accounted for by both the cost and equity methods and pertain to minor equity investments in companies for which fair values are not readily available but are believed to exceed carrying amounts.

      The aggregate fair value of short-term bank debt approximates its carrying amount because of recent and frequent re-pricing based on market conditions.

      The fair value of the Company's $100,000,000 Senior Notes, issued in November 1997, approximates $103,700,000, based on quoted market prices. The carrying amount of other long-term debt approximates fair value.

      The Company enters into foreign exchange contracts in the regular course of business to manage exposure against fluctuations on sales and raw material purchase transactions denominated in currencies other than the functional currencies of its businesses. The contracts generally mature within 12 months and are principally unsecured foreign exchange contracts with carefully selected banks. The aggregate notional amount of the contracts outstanding as of January 31, 1998 was approximately $44,200,000. The notional values provide an indication of the extent of the Company's involvement in such instruments but do not represent its exposure to market risk, which is essentially limited to risk related to currency rate movements. Unrealized gains on these contracts at January 31, 1998 were approximately $231,000.

11.   INCOME TAXES

      For financial reporting purposes, income (loss) before income tax provision and extraordinary item includes the following components (in thousands):


                                                   For the Three     For the Quarter             For the Years Ended
                                                   Quarters Ended         Ended                      December 31,
                                                    January 31,         March 31,            --------------------------
                                                         1998              1997                1996              1995
                                                       -------           -------             --------            ------
United States .........................                $ 3,871           $ 1,472             $(45,882)           $7,158
Foreign ...............................                 15,652            10,387               25,840             2,678
                                                       -------           -------             --------            ------
  Total ...............................                $19,523           $11,859             $(20,042)           $9,836
                                                       =======           =======             ========            ======

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


      The reconciliation of income tax from continuing operations computed at the U.S. Federal statutory tax rate to the Company's effective tax rate is as follows (in thousands):


                                          For the Three         For the Quarter
                                            Quarters                 Ended                    For the Years Ended December 31,
                                        Ended January 31,          March 31,            --------------------------------------------
                                              1998                    1997                      1996                    1995
                                       -------------------    ---------------------     --------------------     -------------------
                                         Tax                     Tax                       Tax                     Tax
                                      Provision               Provision                 Provision               Provision
                                      (Benefit)     Percent   (Benefit)     Percent     (Benefit)    Percent     (Benefit)  Percent
                                      --------      -------   ---------     -------     ---------    -------    ---------   -------
Income tax provision at statutory
  rate ..........................      $ 6,833        35.0%    $ 4,032         34.0%     $ (6,814)      34.0%     $ 3,344      34.0%
State and local income taxes, net
  of federal income tax effect ..          163         0.8          86          0.7           280       (1.4)          98       1.0
Effective increase of foreign
  valuation allowances and
  differences between U.S. and
  foreign rates .................        5,190        26.6      (6,886)       (58.1)         (757)       3.8        7,061      71.8
Foreign dividends, less benefit
of ..............................          185         0.9
  foreign tax credit
Changes in domestic valuation
  allowance .....................           --          --        (500)        (4.2)       15,600      (77.8)      (2,434)    (24.7)
Other ...........................           88         0.5         205          1.7           144       (0.7)         102       1.0
                                       -------        ----     -------        -----      --------      -----      -------      ----
  Total .........................      $12,459        63.8%    $(3,063)       (25.9%)    $  8,453      (42.1%)    $ 8,171      83.1%
                                       =======        ====     =======        =====      ========      =====      =======      ====






The income tax provision (benefit) represents the following (in thousands):


                                                   For the Three     For the Quarter          For the Years Ended
                                                   Quarters Ended         Ended                   December 31,
                                                    January 31,         March 31,          --------------------------
                                                        1998              1997               1996               1995
                                                      -------           -------            -------            -------
Current:
  U.S ...........................................     $   600
  Foreign .......................................       6,270           $   573            $ 8,080            $ 8,251
  State and local ...............................         251               131                424                149
                                                      -------           -------            -------            -------
    Total current ...............................       7,121               704              8,504              8,400
                                                      -------           -------            -------            -------
Deferred:
  U.S ...........................................         940               160               --                   50
  Foreign .......................................       4,398            (3,927)               (51)              (279)
                                                      -------           -------            -------            -------
    Total deferred ..............................       5,338            (3,767)               (51)              (229)
                                                      -------           -------            -------            -------
    Total income tax provision (benefit) ........     $12,459           $(3,063)           $ 8,453            $ 8,171
                                                      =======           =======            =======            =======




      The Internal Revenue Service has completed the examination of the consolidated U.S. Federal tax returns for years through 1994. U.S. Federal income tax refunds receivable of $2,070,000 at January 31, 1998 and $1,043,000 at March 31, 1997 and December 31, 1996, relating primarily to the carryback effect of environmental expenses and net operating losses, are reflected in prepaid expenses in the accompanying Consolidated Balance Sheets.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                           January 31,          March 31,       December 31,
                                                                               1998               1997              1996
                                                                            ---------            -------          --------
      Deferred Tax Assets:
        NOL and other credit carryforwards.........................           $37,295            $39,160           $47,996
        Retirement benefits........................................            17,193             18,359            25,950
        Environmental liabilities..................................            16,090             16,976            20,139
        Goodwill...................................................             6,574              7,188             9,570
        Allowance for doubtful accounts............................             3,646              2,762               445
        Fixed assets...............................................               309              1,848                 -
        Other......................................................             1,393              3,907             1,800
                                                                            ---------            -------          --------
          Total deferred assets....................................            82,500             90,200           105,900
        Deferred tax asset valuation allowance.....................           (72,300)           (76,400)          (95,100)
                                                                            ---------            -------          --------
          Net deferred tax assets..................................            10,200             13,800            10,800
                                                                            ---------            -------          --------
      Deferred Tax Liabilities:
        Fixed assets...............................................            (2,827)            (2,088)           (2,785)
        Pension credits............................................            (2,549)            (2,968)             (128)
        Tax writeoffs and reserves.................................            (1,790)            (3,339)           (3,329)
        Inventories................................................            (1,461)              (712)             (316)
        Earnings of foreign subsidiaries expected to
          be remitted..............................................                 -               (558)           (5,851)
        Other......................................................            (1,673)            (1,835)             (691)
                                                                            ---------            -------          --------
          Total deferred tax liabilities...........................           (10,300)           (11,500)          (13,100)
                                                                            ---------            -------          --------
            Net deferred tax (liability) asset.....................         $    (100)           $ 2,300          $ (2,300)
                                                                            =========            =======          ========

      At January 31, 1998, the Company has net operating loss carryforwards relating to domestic operations of approximately $2,125,000 (subject to certain limitations relative to utilization) which expire through 2009 and Alternative Minimum Tax Credit carryforwards of approximately $700,000 which can be carried forward indefinitely. The Company's consolidated foreign subsidiaries have income tax loss carryforwards aggregating approximately $70,200,000, a substantial portion of which relates to certain Brazilian and German operations which do not expire under current regulations. Due to significant uncertainties surrounding the realization of certain loss carryforwards, the related deferred tax assets have been substantially provided for in the valuation allowances at January 31, 1998. However, during the period ended March 31, 1997, the Company determined that a German subsidiary had sufficiently demonstrated the ability to generate earnings and the valuation allowance of $6,032,000 relating to that subsidiary was appropriately reversed. Such benefit from a reduction in valuation allowance was partly offset by a deferred tax provision relating to an adjustment of U.K. pension liabilities. For the three quarters ended January 31, 1998, approximately $5,200,000 of the deferred tax provision will not result in cash payments in future periods. The non-cash portion of the deferred tax provision reflects the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital" approximating $2,900,000 and the deferred tax effects of certain deferred tax assets, primarily foreign net operating losses, for which a benefit had previously been recognized in the amount of $2,300,000.

      The adoption of fresh-start reporting results in an increase of additional paid-in capital, rather than an income tax benefit, as the benefits relating to existing deferred tax assets are recognized.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


12.   SHAREHOLDERS' EQUITY (DEFICIT)

                                                                              Cumulative
                                                                               Foreign                      Total
                                                                Additional     Currency      Retained   Shareholders'
                                                     Common      Paid-in     Translation     Earnings      Equity
                                                     Stock       Capital      Adjustment    (Deficit)     (Deficit)
                                                       ---       -------       --------     --------        -------
      Balance at January 1, 1994..................     $20                      $12,543     $(31,124)     $(18,561)
        Net income................................       -                            -        1,665          1,665
        Change in translation adjustment..........       -                       (1,056)           -        (1,056)
                                                       ---       -------       --------     --------        -------
      Balance at December 31, 1995................      20                       11,487      (29,459)      (17,952)
        Net loss..................................       -                            -      (28,495)      (28,495)
        Change in translation adjustment..........       -                        4,268            -          4,268
                                                       ---       -------       --------     --------        -------
      Balance at December 31, 1996 ...............      20                       15,755      (57,954)      (42,179)
        Net income (excluding effects of the
          consummation)...........................       -                            -       11,920         11,920
        Change in translation adjustment..........       -                       (1,224)           -        (1,224)
        Issuance of new common stock and
          consummation adjustments................      30       $49,950        (14,531)      46,034         81,483
                                                       ---       -------       --------     --------        -------
      Balance at March 31, 1997...................      50        49,950              -            -         50,000
        Net income................................       -             -              -        6,272          6,272
        Change in translation adjustment..........       -             -            673            -            673
        Amortization of stock awards..............       -         1,250              -            -          1,250
        Deferred tax effects of fresh-start
          adjustments, certain deferred tax
          assets and NOL carryforwards............       -         2,906              -            -          2,906
        Dividends paid............................       -       (13,897)             -       (5,433)       (19,330)
                                                       ---       -------       --------     --------        -------
      Balance at January 31, 1998.................     $50       $40,209       $    673     $    839        $41,771
                                                       ===       =======       ========     ========        =======


      Effective April 14, 1997, the Certificate of Incorporation of the Company was amended, whereby the authorized number of shares of common stock was increased to 15,000,000 shares with a par value of $.01 per share, and each original outstanding share of common stock of the Company was canceled. In addition, in accordance with the Plan, 4,706,406 shares were issued to prepetition unsecured claimholders. The Company was subsequently merged into a new corporation, organized under the laws of the State of Delaware, and all common shares then outstanding were exchanged on a one-for-one basis for shares in the new corporation.

      On the Effective Date, the Company adopted the Metallurg, Inc. Management Stock Award and Stock Option Plan (the "SASOP"), which is to be administered by the Compensation Committee of the Board of Directors for a term of 10 years. Under the terms of the SASOP, the Board may grant stock awards and stock options (including incentive stock options, nonqualified stock options or a combination of both) to officers and key employees of the Company. Under the SASOP, 500,000 shares of common stock were made available for stock awards and stock options. Pursuant to the Plan, the Board granted to eligible executives 250,000 shares of common stock (the "Initial Stock Awards"). Twenty percent of each Initial Stock Award was transferable on the date of grant and 40 percent will become transferable on the first and second anniversary of the date of grant. Additionally, the Board granted to eligible employees options to purchase 167,000 shares of common stock at $11.38 (fair market value on the date of grant), effective as of September 1, 1997. Such options vest 33 1/3% on the date of grant and 33 1/3% will vest on the first and second anniversary of the date of grant.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


      The Company accounts for the SASOP using the intrinsic value method in accordance with APB No. 25. Accordingly, compensation expense related to the Initial Stock Awards of $1,250,000 and $500,000 was recognized in the three quarters ended January 31, 1998 and the quarter ended March 31, 1997, respectively, and no compensation expense was recognized for the stock options granted. The Company elected the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Had the Company used the fair value method at the date of grant of the stock options, additional compensation expense would have been recorded, resulting in the following pro forma amounts (in thousands, except per share data):

                                                                  Three Quarters
                                                                       Ended
                                                                 January 31, 1998
                                                                 ----------------
Pro forma net income:
  Earnings before extraordinary item ....................             $   6,818
  Extraordinary item, net of tax ........................                  (792)
                                                                      ---------
  Net income ............................................             $   6,026
                                                                      =========

Pro forma basic and diluted earnings per share:
  Earnings before extraordinary item ....................             $    1.38
  Extraordinary item, net of tax ........................                 (0.16)
                                                                      ---------
  Net income ............................................             $    1.22
                                                                      =========


      The weighted average fair value of options granted was $1.47 per share. This fair value was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                  Expected volatility....................  13%
                  Expected dividend yield................  Not applicable
                  Expected life..........................  24 months
                  Risk-free interest rate................  5.25%

      At December 31, 1996, 10,000 shares of common stock were authorized, of which 2,005 shares were outstanding. This stock had no par value and a stated value of $10 per share. In addition, 300,000 shares of preferred stock were authorized, having a par value of $100 per share, of which no shares were outstanding at December 31, 1996.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



13.   OTHER INCOME (EXPENSE), NET

      Other income (expense), net consists of the following (in thousands):


                                                   For the Three     For the Quarter         For the Years Ended
                                                   Quarters Ended         Ended                  December 31,
                                                    January 31,         March 31,        ------------------------
                                                       1998               1997             1996             1995
                                                      ------             ------          -------         --------
      Net gain on asset sales....................     $1,888             $3,266          $ 3,597           $1,971
      Additional institutional claims............          -                  -           (1,706)               -
      District 65 Pension Plan claims............          -                  -           (5,050)               -
      Prepetition environmental claims...........          -                  -           (3,791)               -
      Other, net.................................        (83)               (87)             191           (1,964)
                                                      ------             ------          -------         --------
        Total....................................     $1,805             $3,179          $(6,759)        $      7
                                                      ======             ======          =======         ========


      In the three quarters ended January 31, 1998, one of the Company's German subsidiaries sold certain plant assets no longer in productive use and recorded a gain of approximately $1,700,000.

      During 1997 and 1995, Metallurg sold two of its commercial real estate properties located in New York City in contemplation of the Plan. Gains of $2,747,000 and $765,000 are reflected in other income in the quarter ended March 31, 1997 and the year ended December 31, 1995, respectively.

      Upon reaching settlement in 1996 with various prepetition creditors, the District 65 Pension Plan and certain environmental regulatory authorities, the Debtors recorded additional expenses of approximately $10,500,000.

      In 1995, Turk Maadin Sirketi A.S., a Turkish chrome ore mining operation, entered into an agreement to sell a parcel of land no longer in productive use in an installment sale arrangement. As a result, gains on this transaction of $3,787,000 in 1996 and $960,000 in 1995 have been reflected in other income.


14.   ENVIRONMENTAL LIABILITIES

      SMC operates manufacturing facilities in Newfield, New Jersey and Cambridge, Ohio which produce alloys and other specialty products. The historical manufacture of several products at the two facilities has resulted in the production of various by-products which SMC is obligated to clean up under Federal and state environmental laws and regulations. These clean-up obligations are under the jurisdiction of the United States Environmental Protection Agency, the New Jersey Department of Environmental Protection, the Ohio Environmental Protection Agency, the United States Nuclear Regulatory Commission ("NRC"), the United States Department of Interior and the Ohio Department of Health. The Company has also provided for certain estimated costs associated with its sites in Germany and Brazil.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


      Total environmental liabilities consist of the following (in thousands):

                                                                   January 31,     March 31,    December 31,
                                                                       1998           1997          1996
                                                                     -------        -------       -------
      Domestic:
        SMC - New Jersey.........................................    $30,925        $32,584       $33,540
        SMC - Ohio...............................................     11,797         12,264        12,600
                                                                     -------        -------       -------
                                                                      42,722         44,848        46,140
      Foreign....................................................      5,201          6,086         6,598
                                                                     -------        -------       -------
        Total environmental liabilities..........................     47,923         50,934        52,738
      Less:  trust funds.........................................      2,843          2,799         8,727
                                                                     -------        -------       -------
        Net environmental liabilities............................     45,080         48,135        44,011
      Less:  current portion.....................................      6,553          5,270         9,374
                                                                     -------        -------       -------
        Environmental liabilities................................    $38,527        $42,865       $34,637
                                                                     =======        =======       =======

      SMC entered into Administrative Consent Orders ("ACO's") with the State of New Jersey, dated October 5, 1988 and September 5, 1984, under which SMC, as required, has conducted a remedial investigation and feasibility study ("RI/FS") of alternatives to remedy groundwater contamination at the Newfield facility. The ACO's also require SMC to evaluate, and where appropriate, remediate certain additional environmental conditions pursuant to state laws and regulations. These activities include the closure of nine wastewater lagoons, soil remediation, surface water and sediment clean up, as well as miscellaneous operation and maintenance activities and onsite controls. The Company accrued its best estimate of the associated costs with respect to remedial activities at the site which it expects to disburse over the next fifteen years. During 1995, $8,000,000 in a prepetition letter of credit was drawn upon and deposited in a trust fund. During the quarter ended March 31, 1997, remaining prepetition letters of credit, in the amount of $8,200,000, were drawn upon and deposited in a trust fund. Subsequently, pursuant to an agreement with the State of New Jersey, the Company was permitted to withdraw cash from the environmental trust and substitute letters of credit in an equivalent dollar amount. At January 31, 1998, outstanding letters of credit issued as financial assurances in favor of various environmental agencies total $21,419,000. The costs of providing financial assurance over the term of the remediation activities have been contemplated in the accrued amounts.

      As a result of NRC-regulated manufacturing activities, slag piles have accumulated at the Cambridge and Newfield sites which contain low levels of naturally occurring radioactivity. As related production has ceased at the Cambridge location, SMC is required to decommission the slag piles. SMC obtained approval from the State of Ohio and is currently awaiting approval from the NRC to stabilize and cap the slag piles in situ. As long as production continues at the Newfield location, the NRC will allow the slag pile to remain in place, subject to submission of a conceptual decommissioning plan and financial assurance for implementation of that plan. The Company's obligation for decommissioning costs for these sites is partially assured by cash funds held in trust. As a condition precedent to consummation of the Plan, $1,500,000 in a prepetition letter of credit, relating to both the Newfield and Cambridge facilities, was drawn upon and deposited in a trust fund.

      In 1987, SMC purchased the Cambridge manufacturing facility from Foote Mineral Company. Cyprus Foote Mineral Company ("Cyprus Foote") is the successor in interest to Foote. During 1995, SMC, Cyprus Foote and the State of Ohio entered into a Consent Order for Permanent Injunction (the "Consent Order") under which SMC and Cyprus Foote agreed to conduct an RI/FS of the Cambridge site and the State of Ohio agreed to review such information on an expedited basis and issue a Preferred Plan setting forth a final remedy for the site. On December 16, 1996, the State of Ohio issued its Preferred Plan and, subsequently, SMC and Cyprus Foote agreed to perform remedial design and remedial action at the site. These activities include remediation of slag piles, clean up of wetland soils and clean up of on-site and off-site sediments. Pursuant to the Consent Order, SMC and Cyprus Foote are jointly and severally liable to the State of Ohio in respect of these obligations. However, SMC has agreed with Cyprus Foote that it shall perform and be liable for the performance of these remedial obligations. Therefore, the Company has accrued its best estimate of associated costs which it expects to substantially disburse over the next six years. With respect to the financial assurance obligations to the State of

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


      Ohio, Cyprus Foote has agreed to provide financial assurance of approximately $9,000,000 as required by the State of Ohio and SMC has purchased an annuity contract which will provide for future payments into the trust fund to cover certain of the estimated operation and maintenance costs over the next 100 years.

      The Company's German subsidiaries have accrued environmental liabilities in the amounts of $4,827,000, $5,611,000 and $5,918,000 at January 31,
      1998, March 31, 1997 and December 31, 1996, respectively, to cover the costs of closing an off-site dump and for certain environmental conditions at a subsidiary's Nuremberg site. In Brazil, costs of $374,000, $475,000 and $506,000 have been accrued at January 31, 1998, March 31, 1997 and December 31, 1996, respectively, to cover reclamation costs of the closed mine sites.

15.   CONTINGENT LIABILITIES

      In addition to environmental matters which are discussed in Note 13, the Company continues defending various claims and legal actions arising in the normal course of business. Management believes, based on the advice of counsel, that the outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

16.   LEASES

      The Company leases office space, facilities and equipment. The leases generally provide that the Company pay the tax, insurance and maintenance expenses related to the leased assets. At January 31, 1998, future minimum lease payments required under non-cancelable operating leases having remaining lease terms in excess of one year are as follows (in thousands):

                 January 31,
                 1999...........................................     $1,431
                 2000...........................................      1,322
                 2001...........................................      1,074
                 2002...........................................        945
                 2003...........................................        715
                 Thereafter.....................................      3,626
                                                                     ------
                     Total......................................     $9,113
                                                                     ======



      Rent expense under operating leases for the three quarters ended January 31, 1998, the quarter ended March 31, 1997 and the years ended December 31, 1996 and 1995 was $938,000, $511,000, $868,000 and $815,000,
      respectively.

      In December 1996, Metallurg entered into a fifteen year lease for its new headquarters location. No rent payments are required for the first 15 months of the lease. Such rental concessions are being amortized over the lease term on a straight-line basis.

17.   SUBSEQUENT EVENTS

      During February 1998, the Company purchased an additional 5% interest in SMW, a Russian magnesium metal producer, for approximately $2,000,000. Also during March 1998, the Company sold its minority investment in Compagnie des Mines et Metaux S.A., a Luxembourg affiliate, for proceeds of approximately $1,100,000, resulting in a gain of approximately $900,000.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


18.   SUPPLEMENTAL GUARANTOR INFORMATION

      Under the terms of the Senior Notes, SMC, Metallurg Holdings Corporation, Metallurg Services, Inc. and MIR (China), Inc. (collectively, the "Guarantors"), wholly-owned domestic subsidiaries of the Company, will fully and unconditionally guarantee on a joint and several basis the Company's obligations to pay principal, premium and interest in respect of the Senior Notes due 2007. Management has determined that separate, full financial statements of the Guarantors would not be material to potential investors and, accordingly, such financial statements are not provided. Supplemental financial information of the Guarantors is presented below:



                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE QUARTERS ENDED JANUARY 31, 1998
                                 (IN THOUSANDS)

                                                            Combined           Combined
                                                            Guarantor       Non-Guarantor
                                       Metallurg, Inc.    Subsidiaries       Subsidiaries      Eliminations       Consolidated
                                       ---------------    ------------       ------------      ------------       ------------
Total revenue........................      $43,047          $150,569           $364,611          $(81,260)          $476,967
                                           -------          --------           --------          --------          ---------
Operating costs and expenses:
  Cost of sales......................       39,279           134,990            315,954           (80,190)           410,033
  Selling, general and
    administrative expenses..........        7,187             7,552             28,824                 -             43,563
                                           -------          --------           --------          --------          ---------
Total operating costs and expenses...       46,466           142,542            344,778           (80,190)           453,596
                                           -------          --------           --------          --------          ---------

Operating income (loss)..............       (3,419)            8,027             19,833            (1,070)            23,371
Other:
  Other income (expense), net........          (28)              158              1,675                 -              1,805
  Interest income (expense), net.....       (4,639)              605             (1,619)                -             (5,653)
  Equity in earnings of subsidiaries.       13,903             2,530                  -           (16,433)                 -
                                           -------          --------           --------          --------          ---------
Income before income tax
  provision and extraordinary
   item..............................        5,817            11,320             19,889           (17,503)            19,523
Income tax (benefit) provision.......       (1,165)            2,910             10,714                 -             12,459
                                           -------          --------           --------          --------          ---------
Net income before
  extraordinary item.................        6,982             8,410              9,175           (17,503)             7,064
Extraordinary item, net of tax.......         (710)                -                (82)                -               (792)
                                           -------          --------           --------          --------          ---------
Net income...........................      $ 6,272          $  8,410           $  9,093          $(17,503)         $   6,272
                                           =======          ========           ========          ========          =========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



            CONDENSED CONSOLIDATING BALANCE SHEET AT JANUARY 31, 1998
                                 (IN THOUSANDS)


                                                            Combined         Combined
                                                            Guarantor      Non-Guarantor
                                         Metallurg, Inc.   Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                         ---------------   ------------     ------------     ------------     ------------
ASSETS
Current Assets:
  Cash and cash equivalents............        $ 15,883         $    724         $ 26,396                          $ 43,003
  Accounts and notes receivable, net...          31,713           43,665           67,403        $ (58,850)          83,931
  Inventories..........................           6,122           39,823           75,389           (3,745)         117,589
  Other assets.........................           6,400              230            7,609                -           14,239
                                               --------         --------         --------        ---------         --------
    Total current assets...............          60,118           84,442          176,797          (62,595)         258,762
Investments - intergroup...............          91,464           50,666                -         (142,130)               -
Investments - other....................             244                -            1,366                -            1,610
Property, plant and equipment, net.....           1,024            6,805           33,673                -           41,502
Other assets...........................          13,790                4           12,666           (8,548)          17,912
                                               --------         --------         --------        ---------         --------
    Total..............................        $166,640         $141,917         $224,502        $(213,273)        $319,786
                                               ========         ========         ========        =========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt and current
    portion of long-term debt..........                                          $  4,016                          $  4,016
  Trade payables.......................        $    964         $ 18,198           51,075        $ (18,929)          51,308
  Accrued expenses.....................           4,543            4,022           15,457                -           24,022
  Loans payable - intergroup...........          17,175            3,925           28,820          (49,920)               -
  Other current liabilities............             400            5,165            6,094                -           11,659
                                               --------         --------         --------        ---------         --------
    Total current liabilities..........          23,082           31,310          105,462          (68,849)          91,005
                                               --------         --------         --------        ---------         --------
Long-term Liabilities:
  Long-term debt.......................         100,000                -            3,133                -          103,133
  Accrued pension liabilities..........             392            1,691           36,268                -           38,351
  Environmental liabilities, net.......               -           35,179            3,348                -           38,527
  Other liabilities....................           1,395                -           14,153           (8,549)           6,999
                                               --------         --------         --------        ---------         --------
    Total long-term liabilities........         101,787           36,870           56,902           (8,549)         187,010
                                               --------         --------         --------        ---------         --------
    Total liabilities..................         124,869           68,180          162,364          (77,398)         278,015
                                               --------         --------         --------        ---------         --------

Shareholders' Equity:
  Common stock.........................              50            1,227           80,358          (81,585)              50
  Additional paid-in capital...........          40,209           90,867            1,104          (91,971)          40,209
  Cumulative foreign currency
    translation adjustment.............             673            1,109           22,386          (23,495)             673
  Retained earnings (deficit)..........             839          (19,466)         (41,710)          61,176              839
                                               --------         --------         --------        ---------         --------
    Shareholders' equity...............          41,771           73,737           62,138         (135,875)          41,771
                                               --------         --------         --------        ---------         --------
      Total............................        $166,640         $141,917         $224,502        $(213,273)        $319,786
                                               ========         ========         ========        =========         ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE THREE QUARTERS ENDED JANUARY 31, 1998
                                 (IN THOUSANDS)


                                                                    Combined          Combined
                                                                    Guarantor       Non-Guarantor
                                               Metallurg, Inc.    Subsidiaries       Subsidiaries      Consolidated
                                               ---------------    ------------       ------------      ------------
Cash Flows from Operating Activities..........      $(13,977)         $(1,263)           $14,894          $   (346)
                                                     -------           ------            -------           -------

Cash Flows from Investing Activities:
  Additions to property, plant and equipment..          (330)          (1,086)            (8,031)           (9,447)
  Proceeds from asset sales...................             9              106              3,632             3,747
  Other, net..................................            77                -                (63)               14
                                                     -------           ------            -------           -------
Net cash (used in) provided by
  investing activities........................          (244)            (980)            (4,462)           (5,686)
                                                     -------           ------            -------           -------

Cash Flow from Financing Activities:
  Intergroup borrowings (repayments)..........       (21,053)           1,322             20,544               813
  Proceeds from long-term debt................       100,000                -                  -           100,000
  Fees paid to issue long-term debt...........        (4,000)               -                  -            (4,000)
  Net repayment of short-term debt............             -                -            (10,126)          (10,126)
  Repayment of long-term debt.................       (39,461)               -             (8,848)          (48,309)
  Intergroup dividends received (paid)........         5,585                -             (5,585)                -
  Dividends paid..............................       (19,330)               -                  -           (19,330)
                                                     -------           ------            -------           -------
Net financing provided by (used in)
  financing activities........................        21,741            1,322             (4,015)           19,048
                                                     -------           ------            -------           -------

Effects of exchange rate changes on
  cash and cash equivalents...................             -                -               (353)             (353)
                                                     -------           ------            -------           -------
Net increase (decrease) in cash and
  cash equivalents............................         7,520             (921)             6,064            12,663
Cash and cash equivalents - beginning
  of period...................................         8,363            1,645             20,332            30,340
                                                     -------           ------            -------           -------
Cash and cash equivalents - end
  of period...................................       $15,883           $  724            $26,396           $43,003
                                                     =======           ======            =======           =======

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 1997
                                 (IN THOUSANDS)


                                                         Combined           Combined
                                                         Guarantor        Non-Guarantor
                                      Metallurg, Inc.   Subsidiaries       Subsidiaries      Eliminations       Consolidated
                                      ---------------   ------------       ------------      ------------       ------------
Total revenue.......................       $10,578          $52,475           $117,652          $(25,118)          $155,587
                                           -------         --------             ------            ------            -------
Operating costs and expenses:
  Cost of sales.....................        10,219           47,590            100,709           (24,458)           134,060
  Selling, general and
    administrative expenses.........         2,662            2,118             10,266                 -             15,046
                                           -------         --------             ------            ------            -------
Total operating costs and
  expenses..........................        12,881           49,708            110,975           (24,458)           149,106
                                           -------         --------             ------            ------            -------
Operating (loss) income.............        (2,303)           2,767              6,677              (660)             6,481
Other:
  Other (expense) income, net.......        (7,041)           9,903                317                 -              3,179
  Interest (expense) income, net....          (795)             554                 (4)                -               (245)
  Reorganization expense............        (1,698)            (965)                 -                 -             (2,663)
  Fresh-start revaluation...........        11,652           (6,305)              (240)                -              5,107
  Equity in earnings of
    subsidiaries....................        (6,216)               -                  -             6,216                  -
                                           -------         --------             ------            ------            -------
Income before income tax
  provision and extraordinary item..        (6,401)           5,954              6,750             5,556             11,859
Income tax provision (benefit)......          (241)              30             (2,852)                -             (3,063)
                                           -------         --------             ------            ------            -------
Income (loss) before
  extraordinary item................        (6,160)           5,924              9,602             5,556             14,922
Extraordinary item, net of tax......        64,114          (17,036)            (4,046)                -             43,032
                                           -------         --------             ------            ------            -------
Net income..........................       $57,954         $(11,112)            $5,556            $5,556            $57,954
                                           =======         ========             ======            ======            =======

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


             CONDENSED CONSOLIDATING BALANCE SHEET AT MARCH 31, 1997
                                 (IN THOUSANDS)


                                                           Combined        Combined
                                                           Guarantor     Non-Guarantor
                                       Metallurg, Inc.   Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                       ---------------   ------------     ------------     ------------     ------------
ASSETS
Current Assets:
  Cash and cash equivalents........       $  8,363         $  1,645         $ 20,332                          $ 30,340
  Accounts and notes
    receivable, net................         16,664           43,011           79,068        $ (44,593)          94,150
  Inventories......................          4,300           31,900           75,733           (2,675)         109,258
  Other assets.....................          4,342              308           11,662                -           16,312
  Assets held for sale.............              -                -            1,180                -            1,180
                                          --------         --------         --------        ---------         --------
    Total current assets...........         33,669           76,864          187,975          (47,268)         251,240
Investments - intergroup...........         78,591           49,632                -         (128,223)               -
Investments - other................            244                -            1,217                -            1,461
Property, plant and
    equipment, net.................            828            6,967           31,112                -           38,907
Other assets.......................          1,663                -           12,433                -           14,096
                                          --------         --------         --------        ---------         --------
    Total..........................       $114,995         $133,463         $232,737        $(175,491)        $305,704
                                          ========         ========         ========        =========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt and current
    portion of long-term debt......                                         $ 14,777                          $ 14,777
  Trade payables...................       $ 16,992         $ 17,708           56,386        $ (35,139)          55,947
  Accrued expenses.................          6,389            4,517           14,445                -           25,351
  Loans payable - intergroup.......              -            1,353           18,101          (19,454)               -
  Other current liabilities........            236            5,429            6,184                -           11,849
                                          --------         --------         --------        ---------         --------
    Total current liabilities......         23,617           29,007          109,893          (54,593)         107,924
                                          --------         --------         --------        ---------         --------
Long-term Liabilities:
  Long-term debt...................         39,461                -           12,250                -           51,711
  Accrued pension liabilities......            522            1,621           38,947                -           41,090
  Environmental liabilities, net...              -           36,949            5,916                -           42,865
  Other liabilities................          1,395                -           10,772              (53)          12,114
                                          --------         --------         --------        ---------         --------
    Total long-term liabilities....         41,378           38,570           67,885              (53)         147,780
                                          --------         --------         --------        ---------         --------
    Total liabilities..............         64,995           67,577          177,778          (54,646)         255,704
                                          --------         --------         --------        ---------         --------

Shareholders' Equity:
  Common stock.....................             50            1,227           80,226          (81,453)              50
  Additional paid-in capital.......         49,950           90,867              222          (91,089)          49,950
  Cumulative foreign currency
    translation adjustment.........              -                -           21,704          (21,704)               -
  Retained earnings (deficit)......              -          (26,208)         (47,193)          73,401                -
                                          --------         --------         --------        ---------         --------
    Shareholders' equity...........         50,000           65,886           54,959         (120,845)          50,000
                                          --------         --------         --------        ---------         --------
      Total........................       $114,995         $133,463         $232,737        $(175,491)        $305,704
                                          ========         ========         ========        =========         ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 1997
                                 (IN THOUSANDS)


                                                                    Combined          Combined
                                                                    Guarantor       Non-Guarantor
                                               Metallurg, Inc.    Subsidiaries       Subsidiaries      Consolidated
                                               ---------------    ------------       ------------      ------------
Cash Flows from Operating Activities........        $(1,796)          $7,677            $   535          $  6,416
                                                   --------         --------            -------           -------

Cash Flows from Investing Activities:
  Additions to property, plant and
    equipment...............................           (711)            (311)            (1,752)           (2,774)
  Proceeds from asset sales.................          4,215                -                751             4,966
  Other, net................................              -                -                (25)              (25)
                                                   --------         --------            -------           -------
Net cash provided by (used in)
    investing activities....................          3,504             (311)            (1,026)            2,167
                                                   --------         --------            -------           -------

Cash Flows from Financing and
  Reorganization Activities:
  Cash distribution pursuant to Plan
    of Reorganization.......................        (55,865)          (3,501)                 -           (59,366)
  Drawdown of prepetition letter
    of credit...............................          9,700                -                  -             9,700
  Intergroup borrowings (repayments)........          2,088           (2,652)               564                 -
  Proceeds from long-term debt..............              -                -              8,100             8,100
  Net short-term borrowing..................              -                -              1,062             1,062
  Repayment of long-term debt...............              -                -               (487)             (487)
  Dividends received (paid).................          9,423                -             (9,423)                -
                                                   --------         --------            -------           -------
Net cash used in financing and
  reorganization activities.................        (34,654)          (6,153)              (184)          (40,991)
                                                   --------         --------            -------           -------

Effects of exchange rate changes on
  cash and cash equivalents.................              -                -               (526)             (526)
                                                   --------         --------            -------           -------
Net (decrease) increase in cash
  and cash equivalents......................        (32,946)           1,213             (1,201)          (32,934)
Cash and cash equivalents -
  beginning of quarter......................         41,309              432             21,533            63,274
                                                   --------         --------            -------           -------
Cash and cash equivalents -
  end of quarter............................       $  8,363         $  1,645            $20,332           $30,340
                                                   ========         ========            =======           =======

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)


                                                            Combined          Combined
                                                           Guarantor       Non-Guarantor
                                      Metallurg, Inc.     Subsidiaries      Subsidiaries      Eliminations       Consolidated
                                      ---------------     ------------      ------------      ------------       ------------
Total revenue......................       $ 35,536           $199,864          $489,110          $(74,508)          $650,002
                                          --------           --------          --------          --------           --------
Operating costs and expenses:
  Cost of sales....................         33,640            185,827           420,929           (73,858)           566,538
  Selling, general and
    administrative expenses........          5,150              9,363            42,590                 -             57,103
  Environmental expenses...........              -             35,176             2,406                 -             37,582
                                          --------           --------          --------          --------           --------
Total operating costs and
  expenses.........................         38,790            230,366           465,925           (73,858)           661,223
                                          --------           --------          --------          --------           --------
Operating income (loss)............         (3,254)           (30,502)           23,185              (650)           (11,221)
Other:
  Other income (expense), net......        (11,881)            (9,897)           11,200             3,819             (6,759)
  Interest income (expense), net...          1,254              1,517            (1,298)                -              1,473
  Reorganization expense...........         (1,500)            (2,035)                -                 -             (3,535)
  Equity in earnings (losses)
    of subsidiaries................        (13,041)               231                 -            12,810                  -
                                          --------           --------          --------          --------           --------
Income (loss) before income
  tax provision....................        (28,422)           (40,686)           33,087            15,979            (20,042)
Income tax provision (benefit).....             73                128             8,252                 -              8,453
                                          --------           --------          --------          --------           --------
  Net income.......................       $(28,495)          $(40,814)         $ 24,835          $ 15,979           $(28,495)
                                          ========           ========          ========          ========           ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


           CONDENSED CONSOLIDATING BALANCE SHEET AT DECEMBER 31, 1996
                                 (IN THOUSANDS)


                                                            Combined         Combined
                                                            Guarantor      Non-Guarantor
                                         Metallurg, Inc.   Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                         ---------------   ------------     ------------     ------------     ------------
 ASSETS
 Current Assets:
   Cash and cash equivalents........           $ 41,309         $    432         $ 21,533                          $ 63,274
   Accounts and notes
     receivable, net................             40,613           60,521           75,135         $(87,674)          88,595
   Inventories......................              6,392           29,155           72,831           (2,015)         106,363
   Other assets.....................              3,996              255           10,064                -           14,315
   Assets held for sale.............              1,843                -                -                -            1,843
                                               --------         --------         --------        ---------         --------
     Total current assets...........             94,153           90,363          179,563          (89,689)         274,390
 Investments - intergroup...........             52,622                -                -          (52,622)               -
 Investments - other................              1,530                -            1,408                -            2,938
 Property, plant and
   equipment, net...................                364           11,053           36,468                -           47,885
 Other assets.......................             10,030            4,699            4,841          (13,157)           6,413
                                               --------         --------         --------        ---------         --------
     Total..........................           $158,699         $106,115         $222,280        $(155,468)        $331,626
                                               ========         ========         ========        =========         ========

 LIABILITIES AND SHAREHOLDERS'
 EQUITY (DEFICIT)
 Current Liabilities:
   Short-term debt and current
     portion of long-term debt.......                                            $ 14,820                          $ 14,820
   Trade payables....................          $ 22,296         $ 16,249           48,405        $ (38,686)          48,264
   Accrued expenses..................             4,913            3,531           13,155                -           21,599
   Loans payable - intergroup........                 -           10,101           17,268          (27,369)               -
   Other current liabilities.........               235            9,501            7,237           (1,000)          15,973
                                               --------         --------         --------        ---------         --------
     Total current liabilities.......            27,444           39,382          100,885          (67,055)         100,656
                                               --------         --------         --------        ---------         --------
 Long-term Liabilities:
   Long-term debt....................                 -                -            5,049                -            5,049
   Accrued pension liabilities.......             1,441                -           42,485                -           43,926
   Environmental liabilities, net....                 -           28,213            6,424                -           34,637
   Other liabilities.................                 -            8,727            9,690           (8,777)           9,640
                                               --------         --------         --------        ---------         --------
     Total long-term liabilities.....             1,441           36,940           63,648           (8,777)          93,252
                                               --------         --------         --------        ---------         --------
 Liabilities Subject to Compromise...           171,993           42,902                -          (34,998)         179,897
                                               --------         --------         --------        ---------         --------
     Total liabilities...............           200,878          119,224          164,533         (110,830)         373,805
                                               --------         --------         --------        ---------         --------

 Shareholders' Equity (Deficit):
   Common stock......................                20            1,987           80,424          (82,411)              20
   Cumulative foreign currency
     translation adjustment..........            15,755                -           21,816          (21,816)          15,755
   Retained earnings (deficit).......           (57,954)         (15,096)         (44,493)          59,589          (57,954)
                                               --------         --------         --------        ---------         --------
   Shareholders' equity (deficit)....           (42,179)         (13,109)          57,747          (44,638)         (42,179)
                                               --------         --------         --------        ---------         --------
     Total...........................          $158,699         $106,115         $222,280        $(155,468)        $331,626
                                               ========         ========         ========        =========         ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)


                                                                    Combined           Combined
                                                                   Guarantor        Non-Guarantor
                                               Metallurg, Inc.    Subsidiaries       Subsidiaries      Consolidated
                                               ---------------    ------------       ------------      ------------
Cash Flows from Operating Activities........       $ 1,922          $ 9,748            $35,995           $47,665
                                                   -------            -----            -------           -------

Cash Flows from Investing Activities:
  Additions to property, plant and
    equipment...............................           (90)            (599)            (8,842)           (9,531)
  Proceeds from asset sales.................             -              493              5,313             5,806
  Other, net................................        (6,192)              25              4,873            (1,294)
                                                   -------            -----            -------           -------
Net cash (used in) provided by
  investing activities......................        (6,282)             (81)             1,344            (5,019)
                                                   -------            -----            -------           -------

Cash Flows from Financing Activities:
  Intergroup borrowings (repayments)........        16,108          (10,223)            (5,885)                -
  Net repayment of short-term debt..........             -                -            (14,709)          (14,709)
  Repayment of long-term debt...............             -                -             (1,408)           (1,408)
  Dividends received (paid).................         5,091                -             (5,091)                -
                                                   -------            -----            -------           -------
Net cash provided by (used in)
  financing activities......................        21,199          (10,223)           (27,093)          (16,117)
                                                   -------            -----            -------           -------

Effects of exchange rate changes on
  cash and cash equivalents.................             -                -                (83)              (83)
                                                   -------            -----            -------           -------
Net increase (decrease) in cash
  and cash equivalents......................        16,839             (556)            10,163            26,446
Cash and cash equivalents  -
  beginning of year.........................        24,470              988             11,370            36,828
                                                   -------            -----            -------           -------
Cash and cash equivalents  -
  end of year...............................       $41,309            $ 432            $21,533           $63,274
                                                   =======            =====            =======           =======

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)


                                                           Combined           Combined
                                                          Guarantor        Non-Guarantor
                                      Metallurg, Inc.    Subsidiaries       Subsidiaries      Eliminations       Consolidated
                                      ---------------    ------------       ------------      ------------       ------------
Total revenue......................        $40,858          $190,417           $534,687          $(76,598)          $689,364
                                           -------          --------          ---------          --------           --------
Operating costs and expenses:
  Cost of sales....................         39,385           170,504            470,244           (76,598)           603,535
  Selling, general and
    administrative expenses........          4,600             8,745             39,497                 -             52,842
  Environmental expenses...........              -             1,657              3,967                 -              5,624
  Restructuring charges............              -                 -             11,658                 -             11,658
                                           -------          --------          ---------          --------           --------
Total operating costs and
  expenses.........................         43,985           180,906            525,366           (76,598)           673,659
                                           -------          --------          ---------          --------           --------
Operating income (loss)............         (3,127)            9,511              9,321                 -             15,705
Other:
  Other income (expense), net......          1,270              (339)              (924)                -                  7
  Interest income (expense), net...            900             1,026             (3,875)                -            (1,949)
  Reorganization expense...........         (1,615)           (2,312)                 -                 -            (3,927)
  Equity in earnings of
    subsidiaries...................          3,312             1,203                  -            (4,515)                 -
                                           -------          --------          ---------          --------           --------
Income before income tax
  provision........................            740             9,089              4,522            (4,515)             9,836
Income tax provision (benefit).....           (925)              308              8,788                 -              8,171
                                           -------          --------          ---------          --------           --------
Net income (loss)..................        $ 1,665          $  8,781          $  (4,266)         $ (4,515)          $  1,665
                                           =======          ========          =========          ========           ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)


                                                                       Combined           Combined
                                                                      Guarantor        Non-Guarantor
                                                Metallurg, Inc.      Subsidiaries       Subsidiaries      Consolidated
                                                ---------------      ------------       ------------      ------------
Cash Flows from Operating Activities........       $ (2,571)           $(1,685)           $ 9,914           $ 5,658
                                                    -------              -----            -------           -------

Cash Flows from Investing Activities:
  Additions to property, plant and
    equipment...............................           (116)            (1,461)            (5,135)           (6,712)
  Proceeds from asset sales.................            940                 54              1,669             2,663
  Other, net................................              -                  -                104               104
                                                    -------              -----            -------           -------
Net cash provided by (used in)
  investing activities......................            824             (1,407)            (3,362)           (3,945)
                                                    -------              -----            -------           -------

Cash Flow from Financing Activities:
  Drawdown of prepetition letter of credit..          8,000                  -                  -             8,000
  Intergroup borrowings (repayments)........         (1,107)             2,175             (1,068)                -
  Net short-term borrowing..................              -                  -                420               420
  Repayment of long-term debt...............              -                  -             (2,238)           (2,238)
  Dividends received (paid).................          6,407                  -             (6,407)                -
                                                    -------              -----            -------           -------
Net cash provided by (used in)
  financing activities......................         13,300              2,175             (9,293)            6,182
                                                    -------              -----            -------           -------

Effects of exchange rate changes on
  cash and cash equivalents.................              -                  -                774               774
                                                    -------              -----            -------           -------
Net increase (decrease) in cash
  and cash equivalents......................         11,553               (917)            (1,967)            8,669
Cash and cash equivalents  -
  beginning of year.........................         12,917              1,905             13,337            28,159
                                                    -------              -----            -------           -------
Cash and cash equivalents  -
  end of year...............................        $24,470              $ 988            $11,370           $36,828
                                                    =======              =====            =======           =======

                   METALLURG, INC. AND QUALIFIED SUBSIDIARIES

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES





                                                           (1)               (2)
                                       Balance at       Charged to        Charged to                          Balance at
                                       Beginning        Costs and       Other Accounts     Deductions            End
                                       of Period         Expenses       -- Describe --   -- Describe --       of Period
                                       ---------         --------       --------------   --------------       ---------
DESCRIPTION
YEAR ENDED DECEMBER 31, 1995:
  Accounts receivable allowance
     for doubtful accounts                $5,513          $1,669              -           $(3,187)(a)          $3,995
YEAR ENDED DECEMBER 31, 1996:
  Accounts receivable allowance
     for doubtful accounts                $3,995          $  696              -           $  (388)(a)          $4,303
THREE MONTHS ENDED MARCH 31, 1997:
  Accounts receivable allowance
     For doubtful accounts                $4,303          $  162              -           $(4,465)(b)          $  -0-
TEN MONTHS ENDED JANUARY 31, 1998:
  Accounts receivable allowance
     for doubtful accounts                $  -0-          $1,700              -                  -             $1,700

NOTES:

(a) Uncollectible accounts written off, less recoveries.

(b)    Uncollectible accounts written off, less
       recoveries ..................................       $  (376)

       Elimination of historical allowance
       account upon revaluation of assets
       to fair value in accordance with fresh-start
       reporting at March 31, 1997 .................        (4,089)

                                                           -------
                                                           $(4,465)
                                                           =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

      The following table sets forth certain information with respect to the individuals who are the directors and executive officers of the Company:

            NAME                       AGE                     POSITION
            ----                       ---                     --------

Michael A. Standen                     61           Chairman, President and Chief Executive Officer
Alan D. Ewart                          50           Joint Managing Director of LSM and Director
J. Richard Budd III                    45           Senior Vice President
Michael A. Banks                       59           Vice President-Administration
Barry C. Nuss                          45           Vice President-Finance and Chief Financial Officer
Eric L. Schondorf                      34           Vice President, General Counsel and Secretary
Jon R. Bauer                           41           Director
Peter A. Langerman                     42           Director
Herbert E. Seif                        48           Director

      Each director of the Company holds office until the next annual meeting of stockholders of the Company or until his or her successor has been elected and qualified. Officers of the Company are selected by the Board of Directors and serve at the discretion of the Board of Directors.

      Michael A. Standen--Mr. Standen has worked at Metallurg for his entire professional career. He was appointed President and Chief Executive Officer in 1983 and Chairman in 1992. Mr. Standen joined LSM in 1961 and held positions in sales and purchasing management before he was appointed Joint Managing Director of LSM in 1977. He was elected to the Board of Directors of the Company in 1977. Mr. Standen has a B.A. degree in languages from Oxford University.

      Alan D. Ewart--Mr. Ewart joined LSM in 1969 and held several positions in sales and purchasing management before he was appointed Joint Managing Director of LSM in 1984. He was elected to the Board of Directors of the Company in 1987. Prior to joining LSM, Mr. Ewart worked in the British Civil Service as a Patent Examiner. Mr. Ewart has a BSc degree in metallurgy from the University of Wales.

      J. Richard Budd III--Mr. Budd has served as Senior Vice President of Metallurg since January 1996. Mr. Budd was previously employed as a consultant to Metallurg since 1994 while serving as a Vice President and Director of Cityscape Corp. From 1992 to 1994, Mr. Budd worked as a consultant with Zolfo Cooper LLC. Prior to 1992, Mr. Budd was Executive Vice President of European American Bank and President and Chief Executive Officer of Euram Management, Inc. Mr. Budd has a B.S. degree in finance from Rider College.

      Michael A. Banks--Mr. Banks joined Metallurg as Director of Management Services in 1985 and was appointed to his current position in 1989. Prior to joining the Company, he held several positions in production and sales management in cement, refractory and steel industries, and qualified as a member of the Institute of Refractory Engineers in 1966. From 1975 to 1985, Mr. Banks worked as a consultant for B.V. Shaw Associates and was appointed Deputy Managing Director of its subsidiary Europa International Consultants in 1980. Mr. Banks has a B.A. degree in German and French from Bristol University.

      Barry C. Nuss--Mr. Nuss joined Metallurg as financial controller in 1983, was appointed Vice President-Finance of Shieldalloy in 1988, and assumed his current position as Vice President-Finance of Metallurg in 1994. He was previously employed as an auditor at Deloitte Haskins & Sells (now known as Deloitte & Touche LLP) from 1976 to 1981 and as a Financial Analyst at Cabot Mineral Resources from 1981 to 1983. Mr. Nuss is a Certified Public Accountant and has a B.S. degree in accounting from Fairleigh Dickinson University.

      Eric L. Schondorf--Mr. Schondorf was appointed Vice President and General Counsel in April 1996 and became Secretary in December 1996. He was previously employed as an associate with the law firm of Weil, Gotshal & Manges LLP from 1988 to 1996. Mr. Schondorf received a B.A. degree in economics from Yale University and a J.D. degree from the New York University School of Law.

      Jon R. Bauer--Mr. Bauer joined the Board in April 1997. He is a Managing Partner of Contrarian Capital Management, L.L.C., an investment management firm founded in May 1995 and located in Greenwich, Connecticut. From 1986 to 1995, Mr. Bauer was at Oppenheimer & Co., Inc. where he was a Managing Director, head of the High Yield Department, and co-manager of the Horizon series of Partnerships. Before joining Oppenheimer, Mr. Bauer worked for Bear, Stearns & Co., Inc. for five years in the High Yield Bond Department's bankruptcy area. Prior to that, he spent two years in the Credit Department's bankruptcy area and two years in the Credit Audit area of Chase Manhattan Bank, analyzing and identifying companies in the bank's portfolio that were likely to default. He received a B.A. from Rutgers University in 1977 and an M.B.A. degree from Harvard Business School in 1981.

      Peter A. Langerman--Mr. Langerman joined the Board in April 1997. He is Executive Vice President of Franklin Mutual Advisers, Inc., investment adviser to Franklin Mutual Series Fund, Inc., a mutual fund group. Mr. Langerman is also Director and Executive Vice President of Franklin Mutual Series Fund, Inc. He joined the Mutual Series Fund group in 1986, prior to which time he was an associate with Weil, Gotshal & Manges LLP. Mr. Langerman received a B.A. degree from Yale University, M.S. degree from New York University Graduate School of Business and J.D. degree from Stanford University Law School. Mr. Langerman also serves on the board of directors of Franklin Mutual Series Fund, Inc. (since
1989) and Sunbeam Oster (since 1990).

      Herbert E. Seif--Mr. Seif joined the Board in April 1997. He has been a Managing Director of SBC Warburg Dillon Read since May 1996. Mr. Seif became a managing Director of SBC Capital Markets Inc. in January 1995 (until May 1996), when Swiss Bank Corporation consummated the acquisition of O'Connor & Associates, a general partnership of which Mr. Seif was the Senior Partner. Mr. Seif joined O'Connor & Associates in 1980 and three months later was named a General Partner. During his tenure at O'Connor & Associates, he established and led the development of the firm's risk arbitrage and special situations business. In 1987, Mr. Seif was named Co-Managing Partner and held that title until 1989, when he became Senior Partner and Chairman of the Executive Committee of O'Connor & Associates. Prior to joining O'Connor & Associates, he was President of Herbert E. Seif & Company, where he traded options on the American Stock Exchange. Mr. Seif has a B.A. degree in economics and political science from Brooklyn College.

      The Board of Directors has compensation and audit committees which include Messrs. Langerman, Bauer and Seif.


ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth the compensation earned, whether paid or deferred, by the Company's Chief Executive Officer and four other most highly compensated executive officers (collectively, the "Named Officers") during the calendar years 1996 and 1997 for services rendered in all capacities to the Company during each of those periods. The compensation information for 1997 is presented for the calendar year rather than the fiscal year because the Company's 1997 fiscal year was only a ten-month period.

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM COMPENSATION
                                                                ANNUAL COMPENSATION                   AWARDS
                                                               ----------------------       --------------------------
                                                                                                           SECURITIES
                                                                                            RESTRICTED     UNDERLYING
                                                                                              STOCK        OPTIONS/
NAME AND                                                        SALARY         BONUS          AWARDS         SARS
PRINCIPAL POSITION                                     YEAR      ($)          ($) (c)         ($) (b)         (#)
------------------                                     ----    -------        -------       ----------     ----------
Michael A. Standen...................................  1997    645,986 (a)    380,000 (c)      700,000      50,000(d)
Chairman, President and Chief Executive Officer        1996    617,364 (a)    195,000                0           0

J. Richard Budd III..................................  1997    310,000        159,000 (c)      250,000      17,500(d)
Senior Vice President                                  1996    300,000         77,500                0           0

Michael A. Banks.....................................  1997    210,000        135,000 (c)      275,000      12,500(d)
Vice President, Administration                         1996    202,000         55,000                0           0

Barry C. Nuss........................................  1997    210,000        135,000 (c)      325,000      17,500(d)
Vice President, Finance and Chief Financial Officer    1996    202,000         62,500                0           0

Eric L. Schondorf....................................  1997    205,000         94,000 (c)      150,000       7,500(d)
Vice President and General Counsel                     1996    145,000         50,000                0           0


(a) Includes approximately $47,486 and $70,000 paid for directors' fees for the Company and certain of its subsidiaries, in 1997 and 1996, respectively.

(b) The number of the aggregate restricted stock holdings at December 31, 1997 was 250,000 shares and the value of such holdings at December 31, 1997 was $2.1 million (based on a book value of $8.43 per share). In connection with the Company's Senior Notes Offering in November of 1997, a dividend of $3.90 per share was paid on the Company's common stock (including these stock awards), which had the effect of reducing the book value of the Company's stock. The vesting schedule for all of the stock awards shown above is as follows: 20% vested on April 14, 1997, 40% vested on April 13, 1998 and the remaining 40% will vest on April 13, 1999. Dividends will be paid on restricted stock.

(c) These amounts represent bonuses paid in connection with the consummation of the Reorganization Plan and bonuses payable in respect of fiscal 1997 under the Management Incentive Compensation Plan. See "--Management Incentive Compensation Plan.".

(d) In connection with the Senior Notes Offering, a dividend equivalent of $3.90 per share was paid on outstanding stock options.

                      OPTION GRANTS IN THE LAST FISCAL YEAR

      The following table provides information on grants of options made during fiscal 1997 to the Named Officers.

                                                                                                     Potential Realizable
                                                                                                       Value at Assumed
                                                                                                    Annual Rates of Stock
                                                                                                      Price Appreciation
                                                             Individual Grants                         for Option Term
                                           ------------------------------------------------------   ---------------------
                                            Number of    Percent of Total
                                            Securities     Options/SARs   Exercise
                                            Underlying      Granted to    Base
                                           Option/SARs     Employees in   Price        Expiration         5%         10%
                                           Granted (#)     Fiscal Year      ($/Sh)        Date           ($)         ($)
                                           -----------     -----------    --------     ----------   ----------    -------
NAMED OFFICER
Michael A. Standen.......................     50,000          29.9%         11.38        9/1/07        357,841    906,839
J. Richard Budd III......................     17,500          10.5%         11.38        9/1/07        125,244    317,394
Michael A. Banks.........................     12,500           7.5%         11.38        9/1/07         89,460    226,710
Barry C. Nuss............................     17,500          10.5%         11.38        9/1/07        125,244    317,394
Eric L. Schondorf........................     7,500            4.5%         11.38        9/1/07         53,676    136,026



      The following table provides information on the valuation of options held by the Named Officers. None of the options held by the Named Officers was exercised during fiscal 1997.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR-END OPTION/SAR VALUES

                                                                             NUMBER OF
                                                                             SECURITIES
                                                                             UNDERLYING
                                                                            UNEXERCISED
                                                                            OPTIONS/SARS
                                                                        AT FISCAL YEAR-END (#)
                                                                      --------------------------
NAMED OFFICER
Michael A. Standen..................................................  50,000;  16,667 /   33,333
J. Richard Budd III.................................................  17,500;   5,834 /   11,666
Michael A. Banks....................................................  12,500;   4,167 /    8,333
Barry C. Nuss.......................................................  17,500;   5,834 /   11,666
Eric L. Schondorf...................................................   7,500;   2,500 /    5,000




1997 STOCK AWARD AND STOCK OPTION PLAN

      The Board of Directors of Metallurg adopted the Metallurg, Inc. Management Stock Award and Stock Option Plan ("SASOP") in 1997. The purpose of the SASOP is to motivate certain employees of Metallurg and Shieldalloy and their subsidiaries to put forth maximum efforts toward the growth, profitability and success of the companies by providing incentives to those employees through the ownership and performance of Common Stock. The SASOP will terminate in 2007, unless terminated earlier by the Board.

      The following is a summary of the SASOP. The summary does not purport to be complete and is qualified in its entirety by reference to the SASOP.

      Eligibility and Administration. All employees of Metallurg and its subsidiaries are eligible to participate in the SASOP. The Compensation Committee is comprised solely of two or more non-employee directors each of whom qualifies as a "disinterested person" (as such term is used in Rule 16b-3 under the Securities Exchange Act of 1934, as amended) and as an "outside director" (as such term is used in Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Tax Code")), and will have the responsibility to control and administer the SASOP in accordance with its terms.

      Shares Subject to the SASOP. There are 500,000 shares of Common Stock available for grants of stock awards and stock options under the SASOP (including incentive stock options ("ISOs") as defined in Section 422 of the Tax
Code) during its term. The maximum aggregate number of shares of Common Stock underlying stock awards and stock options that may be granted to any single participant during the life of the SASOP is 200,000 and 100,000, respectively. Generally, if there is any change in the number of outstanding shares of Common Stock due to stock dividends, stock splits, reorganization, etc., the number of shares underlying stock awards and the number of shares subject to any stock option and the exercise prices of stock options will be adjusted to reflect such change.

      Stock Awards. The Compensation Committee is authorized to grant stock awards to employees subject to such terms, conditions, restrictions and/or limitations, if any, as the Compensation Committee deems appropriate, including, but not limited to, restrictions on transferability and continued employment. The Compensation Committee may accelerate the date a stock award becomes transferable under such circumstances as it deems appropriate. During the period in which any shares of Common Stock are subject to restrictions, the Compensation Committee may, in its sole discretion, grant to the participant to whom such restricted shares have been awarded all or any of the rights of a shareholder with respect to such shares, including, but not limited to, the right to vote such shares and the right to receive dividends.

      Pursuant to the terms of the SASOP and/or the individual employment agreements, the Company may make loans to employees in order to pay any federal, state or local taxes with respect to any Stock Award granted under the SASOP. In April 1997, each of Messrs. Standen, Budd, Banks, Nuss, Schondorf and Brumwell were given loans of $320,250, $22,875, $25,162, $29,737, $14,484 and $16,012,
respectively, with respect to their stock awards. Such loans bear interest at 5.91% and are payable on April 14, 2000. In April 1998, each of Messrs. Budd, Banks, Nuss, Schondorf and Brumwell were given loans of $38,567, $42,424, $50,137, $25,280 and $26,997, respectively, with respect to their stock awards. Such loans bear interest at 5.7% and are payable on April 14, 2001.

      Initial Stock Awards. At the commencement of the SASOP, the Compensation Committee granted to certain eligible executives an aggregate of 250,000 shares of Common Stock (the "Initial Stock Awards"). Twenty percent of each Initial Stock Award was transferable on the date of grant, and 40% become transferable on the day which precedes the first and second anniversaries of the date of grant.

      Stock Options. The Compensation Committee is authorized to grant stock options to employees under the SASOP. These stock options may be ISOs or nonqualified stock options, or a combination of both. The Compensation Committee will, in its sole discretion but after having taken into account the recommendations of the Chief Executive Officer of Metallurg ("CEO"), determine the recipients of stock option grants and the number of shares of Common Stock underlying each stock option. The Compensation Committee will set the exercise price of each stock option; provided that the exercise price of an ISO will not be less than 100% of Fair Market Value (as defined in the SASOP) on the date of grant. The SASOP defines "Fair Market Value" as (a) the last bid price of the Common Stock on the date of calculation, if the Common Stock is readily tradeable on a national securities exchange or other market system, or (b) the book value of a share of Common Stock as of the last day of the last completed fiscal quarter preceding the date of calculation and as determined in good faith by the Compensation Committee, if the Common Stock is not readily tradeable on a national securities exchange or other market system. The Compensation Committee will set the term of each stock option; provided that no stock option will be exercisable later than the 10th anniversary of the date of grant. Stock options will vest as follows: 33 1/3% on the date of the grant; 33 1/3% on the first anniversary of the date of grant; and 33 1/3% on the second anniversary of the date of grant. In addition to being subject to the above terms and conditions, ISOs will comply with all other requirements under Section 422 of the Tax Code. The Compensation Committee may establish such other terms, conditions, restrictions and/or limitations, if any, of any stock option, provided they are not inconsistent with the SASOP. Upon exercise, the exercise price of a stock option may be paid in cash, shares of Common Stock, a combination of the foregoing, or such other consideration as the Compensation Committee may deem appropriate. The Compensation Committee will establish appropriate methods for accepting Common Stock, whether restricted or unrestricted, and may impose such conditions as it deems appropriate on the use of such Common Stock to exercise a stock option. The Compensation Committee may permit a participant to satisfy any amounts required to be withheld under applicable federal, state and local tax laws, in effect from time to time, by electing to have Metallurg withhold a portion of the shares of Common Stock to be delivered for the payment of such taxes. The recipient of the stock options is entitled to the payment of dividend equivalents at the time the dividend is paid to the holder of Common Stock whether or not such stock option has vested.

      Pursuant to the Company's SASOP, the Compensation Committee of Metallurg's board of directors awarded options to purchase 167,000 shares of Common Stock at $11.38, effective as of September 1, 1997. Mr. Standen, Mr. Budd, Mr. Banks, Mr. Nuss and Mr. Schondorf received stock options in the amount of 50,000, 17,500, 12,500, 17,500 and 7,500, respectively.

      Termination of Employment. In the event of a participant's termination of employment for any reason, nontransferable stock awards and/or unexercisable stock options held by the participant on the date of termination of employment will immediately be forfeited unless (i) otherwise provided in such participant's Stock Award Agreement or Stock Option Agreement, as the case may be, or (ii) as the Compensation Committee may, in its sole discretion but subject to certain restrictions relating to ISOs, provide for stock awards and/or stock options to become transferable and/or exercisable on any termination of employment.

PROFIT SHARING PLAN

      The Company has a profit sharing plan for the employees of Metallurg and Shieldalloy (the "Profit Sharing Plan") pursuant to which it may deposit a percentage of the employee's annual salary in a segregated account. Such profit sharing percentage is determined by the management of the Company based on the prior year's results. The employee vests in his or her participation in the Profit Sharing Plan over a five-year period. In 1997, the Company made a 3% contribution pursuant to the Profit Sharing Plan or $0.2 million in the aggregate.

PENSION PLAN

      The Pension Plan of Metallurg, Inc., effective as of January 1, 1989 (the "Pension Plan") covers substantially all of Metallurg and Shieldalloy's U.S. salaried employees. The Pension Plan is maintained as a tax-qualified defined benefit plan, which covers most officers and salaried employees on a noncontributory basis. Such employees generally become eligible to receive a vested retirement benefit under such plan after completion of five years of service. Benefits under the Pension Plan are generally based upon the number of years of service credit, up to 30 years, the final average compensation of each individual employee, and a percentage of such employee's eligible earnings. Final average compensation is calculated using the highest 60 consecutive calendar months of compensation during the last 120 months prior to the date of calculation. Normal retirement is age 65.

      The following table shows the estimated annual retirement benefits payable at age 65 under the Pension Plan to participating employees, including the Named Officers, in the remuneration and years of service classifications indicated. The following table reflects benefits payable under the Pension Plan:

                                                            PENSION PLAN TABLE (YEARS OF SERVICE)
                                     -----------------------------------------------------------------------------------
REMUNERATION                           10                 15                 20                 25                 30
------------                           --                 --                 --                 --                 --

    $100,000                          17,095             25,643             34,190             42,738             51,286
    $125,000                          21,845             32,768             43,690             54,613             65,536
    $150,000                          26,595             39,893             53,190             66,488             79,786
    $175,000                          31,345             47,018             62,690             78,363             94,036
    $200,000                          36,095             54,143             72,190             90,238            108,286

      The respective years of service credited for pension purposes as of December 31, 1997 and the estimated years of service at age 65 for each of the Named Officers are as follows:

                                             COMPLETED                       COMPLETED
                                        YEARS OF SERVICE AT             YEARS OF SERVICE AT
NAMED OFFICER                            DECEMBER 31, 1997               NORMAL RETIREMENT
-------------                           -------------------             -------------------
Michael A. Standen                                  30                            30
J. Richard Budd III                                  3                            21
Michael A. Banks                                    13                            18
Barry C. Nuss                                       14                            30
Eric L. Schondorf                                    2                            30

         In addition, Mr. Standen is entitled to an annual estimated benefit of approximately $80,000 per year under LSM's pension plan, based on his 22 years of credited service with LSM. In 1996, Mr. Standen accrued $327,550 under a senior executive retirement plan which was cancelled as of June 30, 1996. This amount was paid to Mr. Standen upon the consummation of the Reorganization Plan.

EXECUTIVE EMPLOYMENT AGREEMENTS

         Metallurg has entered into employment agreements with the following executives: Michael A. Standen, J. Richard Budd III, Michael A. Banks, Barry C. Nuss, Eric L. Schondorf and Robin A. Brumwell (individually, an "Executive," and collectively, the "Executives"). Each agreement is for an initial term of two years, or in Mr. Standen's case, three years. In all cases, the term of employment automatically renews for a one-year period on each expiration date unless the Executive or Metallurg notifies the other in writing at least one year prior to the next scheduled expiration date that the term will not be extended. Each Executive has agreed not to compete against Metallurg during the employment term and for a six-month period thereafter.

         Each Executive receives an annual base salary equal to his or her annual base salary in effect on the date of the agreement, plus an annual increase determined by the Compensation Committee, but not less than the percentage increase in the Consumer Price Index (as defined in the agreements). Each Executive is entitled to participate in the compensation incentive and employee benefit plans generally made available to Metallurg's senior-level employees.

         If the Executive's employment is terminated for any reason other than for Cause (as defined in the agreements) or without Good Reason (as defined in the agreements), restricted stock and/or stock options held by the Executive will become transferable and/or exercisable, and for the year in which the termination occurs, the Executive will receive an award under the Metallurg Management Incentive Compensation Plan if Metallurg achieves its performance goal for the year. If the Executive's employment is terminated by Metallurg due to Disability (as defined in the agreements), the Executive will receive disability pay of 50% of his base salary until he becomes 65, less any other disability benefits provided to the Executive by Metallurg under any disability plan. If the Executive is terminated for Cause, the Executive terminates his or her employment without Good Reason or the Executive does not renew the term of employment, the Executive will only be entitled to base salary earned but not paid prior to the date of termination of employment, and certain other amounts earned but not yet paid. In addition, there will be no termination of employment for Cause without the Executive first being given written notice and an opportunity to be heard. If the Executive is terminated by Metallurg without Cause, or Metallurg fails to renew the employment agreement, the Executive terminates his employment for Good Reason, he will be entitled to a lump sum payment of his base salary for a period equal to the longer of (i) the remaining term of employment or (ii) the corresponding severance period under Metallurg's existing severance plan, and continued coverage under Metallurg's employee benefit plans during such period (or the after tax cost equivalent as a cash payment). If the Executive is terminated following a Change in Control (as defined in the agreements), the Executive will generally be entitled to the same benefits as for a termination without Cause except that the severance period for purposes of salary payments will be the longer of (i) the end of the term of employment or (ii) 18 months (24 months in the Chief Executive Officer's case only). The Executive will receive a tax gross-up if he is required to pay any golden parachute excise tax under Section 4999 of the Tax Code.

         Alan Ewart entered into an employment agreement with LSM in 1992 which extends his original employment agreement originally entered into in 1983. The new employment agreement provides that Mr. Ewart shall be the Managing Director of LSM until age 65 provided that if Mr. Ewart's employment is terminated by LSM, LSM is required to pay him two years salary. Mr. Ewart has also entered into a consulting agreement with Metallurg. See "Item 13. Certain Relationships and Related Transactions." Mr. Ewart is entitled to a pension under a pension plan with LSM based on a percentage of his final salary for each year of service up to a maximum of 40 years. Mr. Ewart has 29 years of service with LSM.

MANAGEMENT INCENTIVE COMPENSATION PLAN

         The Board has adopted the Metallurg, Inc. Management Incentive Compensation Plan ("MICP"). The purpose of the MICP is to provide an annual cash incentive, in the form of Bonus Pool Cash Awards and Cash Awards, to certain employees of Metallurg and its subsidiaries to put forth maximum efforts toward the growth, profitability and success of Metallurg and its subsidiaries and to encourage such employees to remain in the employ of Metallurg and/or its subsidiaries.

         Participation and Administration. All of the Executives participate in the MICP. In addition, the Compensation Committee may select other employees to participate in the Plan. Whether a participant will be paid a Bonus Pool Cash Award or Cash Award under the MICP for a performance period will be decided solely in accordance with the terms of the MICP. The Compensation Committee is responsible for the control and administration of the MICP.

         Bonus Pool. The amount in the Bonus Pool available for Awards will be equal to the sum of (i) 40% of the CEO's actual base salary paid during a specific performance period and (ii) 30% of the sum of all other participants' actual base salaries paid during the same specific performance period. In addition, if the actual EBITDA (as defined in the MICP) with respect to a specific performance period exceeds the target worldwide EBITDA, the Bonus Pool, as determined by the preceding sentence, will be increased by the same percentage by which the actual EBITDA exceeds the target worldwide EBITDA.

         Performance Goals. The Performance Goal with respect to the performance period corresponding to Metallurg's fiscal year ending December 31, 1996 was based on the projected EBITDA for the fiscal year ending December 31, 1996. For the performance periods corresponding to Metallurg's fiscal years beginning after December 31, 1996, the target worldwide EBITDA will be established by the Board in writing within the first 90 days of the performance period. Generally, in certain circumstances, the Board is authorized to adjust or modify the calculation of a Performance Goal for such performance period at any time in order to prevent the dilution or enlargement of the rights of participants.

         Certification and Payment of Awards by Compensation Committee. After each performance period, the Compensation Committee will meet to review and certify in writing whether, and to what extent, the Performance Goal for such performance period has been achieved. If the Compensation Committee certifies that the Performance Goal for a performance period has been achieved, the Compensation Committee will (i) pay the CEO a Bonus Pool Cash Award in an amount equal to 40% of the CEO's salary plus an additional amount (if any) equal to 40% of the CEO's salary times the same percentage by which the actual EBITDA exceeds the worldwide target EBITDA and (ii) pay all or some of the participants (other than the CEO) a Bonus Pool Cash Award in an amount determined by the Compensation Committee in its sole discretion, after taking into account the recommendations of the CEO. The Compensation Committee may, in its sole discretion, distribute less than 100% of the Bonus Pool and such undistributed amounts will be reserved for, and applied to, future Bonus Pool Cash Awards as the Compensation Committee may determine in its sole discretion. If the Performance Goal with respect to a performance period is not achieved, the Compensation Committee, in its sole discretion, will determine and pay Cash Awards (if any) to the CEO and each other participant; provided, however, that the aggregate of all Cash Awards will be less than the Bonus Pool for such performance period. At the discretion of the Compensation Committee, a participant may elect to defer payment of all or any part of his or her Bonus Pool Cash Award or Cash Award complying with such procedures as the Compensation Committee may prescribe.

         Participants Other Than the CEO. If any participant terminates employment with Metallurg and its subsidiaries during or after the end of a performance period, the Compensation Committee, in its sole discretion, may pay such participant a Bonus Pool Cash Award or a Cash Award with respect to such performance period subject to the terms of any separate written agreement between Metallurg and such participant.

EXECUTIVE RETENTION PLANS

         On December 15, 1993, the Bankruptcy Court approved the Metallurg, Inc. Executive Retention Plan and the Shieldalloy Metallurgical Corporation Executive Retention Plan (generally, "Retention Plans"). The Retention Plans protect a select group of key executives against an involuntary loss of employment so as to attract and retain such employees during the Chapter 11 proceedings and shortly thereafter. The Retention Plans terminated in January, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Company is authorized to issue 15,000,000 shares of the Common Stock. As of April 1, 1998, 5,018,739 shares of Common Stock were issued and outstanding, including 62,333 shares issuable on exercise of stock options.

         The following table sets forth certain information as of April 1, 1998, with respect to the shares of Common Stock of the Company beneficially owned by each person or group that is known by the Company to be a beneficial owner of more than 5% of the outstanding Common Stock and all directors and executive officers of the Company.

                NAME AND ADDRESS OF                                              BENEFICIAL OWNERSHIP          PERCENTAGE
                 BENEFICIAL OWNER                       TITLE OF CLASS            (NUMBER OF SHARES)            OF TOTAL
                 ----------------                       --------------            ------------------            --------

Franklin Mutual Advisors, Inc.                           Common Stock                  1,373,386                 27.4%
  51 John F. Kennedy Parkway
  Short Hills, New Jersey 07078

Contrarian Capital Advisors L.L.C                        Common Stock                    854,635                 17.0
  411 West Putnam Avenue
  Suite 225
  Greenwich, Connecticut 06830

Stephen Feinberg
c/o Cerberus Partners, L.P.(a)                           Common Stock                    723,029                 14.4
  450 Park Avenue
  New York, New York 10022

Morgens, Waterfall Overseas
  Partners                                               Common Stock                    704,903                 14.0
  10 East 50th Street
  26th Floor
  New York, New York 10022

SBC Warburg Dillon Read                                  Common Stock                    545,479                 10.9
  222 Broadway
  New York, New York 10006

Michael A. Standen (b)                                   Common Stock                    155,888                  3.1
Alan D. Ewart (c)                                        Common Stock                     56,120                  1.1
J. Richard Budd III (d)                                  Common Stock                     30,833                  *
Michael A. Banks (e)                                     Common Stock                     32,401                  *
Barry C. Nuss (f)                                        Common Stock                     39,894                  *
Eric L. Schondorf (g)                                    Common Stock                     17,500                  *
Robin A. Brumwell (h)                                    Common Stock                     19,167                  *
All executive officers and
  directors as group
  (10 persons) (i)                                       Common Stock                    351,803                  7.0

(*)      Less than 1%.

(a) Stephen Feinberg possesses voting and/or investment power with respect to all stockholdings listed in his capacity as the investment manager for various private investment funds.

(b) Such person's stockholding includes 70,000 shares of stock as a stock award under the SASOP and options to purchase 50,000 shares as an option award under the SASOP. The stock awards vested 20% on April 14, 1997 and vest 40% on each of April 13, 1998 and 1999. The options vested 33 1/3% on September 1, 1997 and vest 33 1/3% on each of September 1, 1998 and 1999.

(c) Such person's stockholding includes 40,000 shares of stock as a stock award under the SASOP and options to purchase 25,000 shares as an option award under the SASOP. The stock awards vested 20% on April 14, 1997 and vest 40% on each of April 13, 1998 and 1999. The options vested 33 1/3% on September 1, 1997 and vest 33 1/3% on each of September 1, 1998 and 1999.

(d) Such person's stockholding includes 25,000 shares of stock as a stock award under the SASOP and options to purchase 17,500 shares as an option award under the SASOP. The stock awards vested 20% on April 14, 1997 and vest 40% on each of April 13, 1998 and 1999. The options vested 33 1/3% on September 1, 1997 and vest 33 1/3% on each of September 1, 1998 and 1999.

(e) Such person's stockholding includes 27,500 shares of stock as a stock award under the SASOP and options to purchase 12,500 shares as an option award under the SASOP. The stock awards vested 20% on April 14, 1997 and vest 40% on each of April 13, 1998 and 1999. The options vested 33 1/3% on September 1, 1997 and vest 33 1/3% on each of September 1, 1998 and 1999.

(f) Such person's stockholding includes 32,500 shares of stock as a stock award under the SASOP and options to purchase 17,500 shares as an option award under the SASOP. The stock awards vested 20% on April 14, 1997 and vest 40% on each of April 13, 1998 and 1999. The options vested 33 1/3% on September 1, 1997 and vest 33 1/3% on each of September 1, 1998 and 1999.

(g) Such person's stockholding includes 15,000 shares of stock as a stock award under the SASOP and options to purchase 7,500 shares as an option award under the SASOP. The stock awards vested 20% on April 14, 1997 and vest 40% on each of April 13, 1998 and 1999. The options vested 33 1/3% on September 1, 1997 and vest 33 1/3% on each of September 1, 1998 and 1999.

(h) Such person's stockholding includes 17,500 shares of stock as a stock award under the SASOP and options to purchase 5,000 shares as an option award under the SASOP. The stock awards vested 20% on April 14, 1997 and vest 40% on each of April 13, 1998 and 1999. The options vested 33 1/3% on September 1, 1997 and vest 33 1/3% on each of September 1, 1998 and 1999.

(i) Excludes the following: (i) 1,373,386 shares of Common Stock owned by Franklin Mutual Advisors, Inc. of which Peter A. Langerman is Executive Vice President; (ii) 854,635 shares of Common Stock owned by Contrarian Capital Advisors L.L.C. of which John R. Bauer is a Managing Partner; and (iii) 545,479 shares of Common Stock owned by SBC Warburg Dillon Read of which Herbert E. Seif is a Managing Director.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company has a consulting agreement with Alan D. Ewart, one of its Directors. Pursuant to this agreement, Mr. Ewart provides consulting services as a director of Metallurg and management advice with respect to the Company's European operation. The Company pays Mr. Ewart $20,000 annually for his services. The consulting agreement may be terminated by the Company after notice to Mr. Ewart.

         The Company has a Registration Rights Agreement with the holders of 5% or more of its Common Stock issued and outstanding as of April 14, 1997 (the "Effective Date") of the Reorganization Plan (each a "Qualified Holder"). This Agreement covers all of the shares of Common Stock owned by such Qualified Holders as of the Effective Date and gives the Qualified Holders the right to demand registration at any time beginning with the earlier to occur of (i) the first anniversary of the Effective Date and (ii) the consummation of an initial public offering of the Company and ending on the earlier to occur of (i) the first date there are no Qualified Holders and (ii) the fifth anniversary of the Effective Date, upon the written request of one or more Qualified Holders which, in the aggregate, constitute at least 20% of the outstanding Common Stock on the date of the request. However, the Company is not required to comply with any request if less than one million registerable securities are proposed to be registered, and it is not required to effect more than two registrations during the above mentioned period. In addition, this Agreement gives the holders "piggyback" registration rights beginning in April 1998.

         Certain holders of 5% or more of the Company's common stock own, as of April 1, 1998, $12 million of the Company's 11% Senior Notes.

         Pursuant to the terms of the employment agreements between the Company and certain executive officers, those officers have received loans from the Company with regard to their Initial Stock Awards. See "Item 11. Executive Compensation--1997 Stock Award and Stock Option Plan."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a)  Documents filed as part of this report:

               (1) A list of the financial statements filed as part of this report appears on page 24.

               (2) The financial statement schedule required to be filed as part of this report appears on page 63.

               (3)  The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
------                          ----------------------

3.1 Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit T3A.3 to the Form T-3 filed by the Company with the Securities and Exchange Commission on March 21, 1997 (File No. 022-22265)).

3.2 By-laws of the Company (incorporated herein by reference to Exhibit T3B.2 to the Form T-3 filed by the Company with the Securities and Exchange Commission on March 21, 1997 (File No. 022-22265)).

4.1 Indenture, dated as of November 25, 1997, by and among the Company, the Guarantors and IBJ Schroder Bank & Trust Company (the "Trustee") (incorporated herein by reference to Exhibit S44.1 to the Form S-4 Registration Statement filed by the Company with the Securities and Exchange Commission on December 30, 1997 (File No. 333-42141)).

4.2 Form of 11% Series A Senior Notes due 2007, dated as of November 25, 1997 (incorporated herein by reference to Exhibit S44.2 to the Form S-4 Registration Statement filed by the Company with the Securities and Exchange Commission on December 30, 1997 (File No. 333-42141)).


4.3 Form of 11% Series B Senior Notes due 2007 (incorporated herein by reference to Exhibit S44.3 to the Form S-4 Registration Statement filed by the Company with the Securities and Exchange Commission on December 30, 1997 (File No. 333-42141)).

4.4 Registration Agreement, dated as of November 20, 1997, by and among the Company, the Guarantors and the Initial Purchasers (incorporated herein by reference to Exhibit S44.4 to the Form S-4 Registration Statement filed by the Company with the Securities and Exchange Commission on December 30, 1997 (File No. 333-42141)).

10.1 Loan Agreement dated April 14, 1997 among Metallurg, Inc. and Shieldalloy Metallurgical Corporation as borrowers, Metallurg Services, Inc., MIR (China), Inc. and Metallurg Holdings Corporation, as Guarantors and BankBoston, N.A. as Agent for the lending institutions, as amended by the First, Second and Third Amendments thereto (incorporated herein by reference to Exhibit S410.1 to the Form S-4 Registration Statement filed by the Company with the Securities and Exchange Commission on December 30, 1997 (File No. 333-42141)).

10.2 German Loan Agreement, dated October 20, 1997, by and among GfE Gesellschaft fur Elektrometallurgie mbH, GfE Umwelttechnik GmbH, GfE Giesserei -und Stahlwerksbedarf GmbH, GfE Metalle und Materialien GmbH and Keramed Medizintechnik GmbH and BankBoston, N.A. acting through its Frankfurt, Germany branch (incorporated herein by reference to Exhibit S410.2 to the Form S-4 Registration Statement filed by the Company with the Securities and Exchange Commission on December 30, 1997 (File No. 333-42141)).

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
------                            ----------------------

10.3 Joint Disclosure Statement for the Fourth Amended and Restated Joint Plan of Reorganization dated December 18, 1996 (incorporated herein by reference to Exhibit T3E.1 to the Form T-3 filed by the Company with the Securities and Exchange Commission on March 21, 1997 (File No. 022-22265)).

10.4 Supplement to Joint Disclosure Statement for the Fourth Amended and Restated Joint Plan of Reorganization dated December 18, 1996 (incorporated herein by reference to Exhibit T3E.3 to the Form T-3 filed by the Company with the Securities and Exchange Commission on March 21, 1997 (File No. 022-22265)).

10.5 Settlement Agreement dated December 27, 1996 between MI, SMC, the Environmental Protection Agency, the Department of the Interior, the Nuclear Regulatory Commission and the New Jersey Department of Environmental Protection (incorporated herein by reference to Exhibit S410.5 to the Form S-4 Registration Statement filed by the Company with the Securities and Exchange Commission on December 30, 1997 (File No. 333-42141)).

10.6 Permanent Injunction Consent Order dated December 23, 1996 between the State of Ohio, SMC and Cyprus Foote Mineral Company. (incorporated herein by reference to Exhibit S410.6 to the Form S-4 Registration Statement filed by the Company with the Securities and Exchange Commission on December 30, 1997 (File No. 333-42141)).

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
------                          ----------------------


10.7 Registration Rights Agreement dated April 14, 1997 among the Company and certain holders of the Company's common stock. (incorporated herein by reference to Exhibit S410.7 to the Form S-4 Registration Statement filed by the Company with the Securities and Exchange Commission on December 30, 1997 (File No. 333-42141) )

10.8 1997 Stock Award and Stock Option Plan. (incorporated herein by reference to Exhibit S410.8 to the Form S-4 Registration Statement filed by the Company with the Securities and Exchange Commission on December 30, 1997 (File No. 333-42141))

10.9 Management Incentive Compensation Plan. (incorporated herein by reference to Exhibit S410.9 to the Form S-4 Registration Statement filed by the Company with the Securities and Exchange Commission on December 30, 1997 (File No. 333-42141))

10.10             Employment Agreements dated April 14, 1997 with Michael A.
                  Standen, Michael A. Banks, Barry C. Nuss, Eric L. Schondorf,
                  J. Richard Budd III, and Robin A. Brumwell. (incorporated herein by reference to Exhibit S410.10 to the Form S-4 Registration Statement filed by the Company with the Securities and Exchange Commission on December 30, 1997 (File No. 333-42141))

10.11             Agreement dated December 20, 1983 between LSM and Alan D.
                  Ewart. (incorporated herein by reference to Exhibit S410.11 to the Form S-4 Registration Statement filed by the Company with the Securities and Exchange Commission on December 30, 1997 (File No. 333-42141))

21.1 Subsidiaries of Metallurg. (incorporated herein by reference to Exhibit S421.1 to the Form S-4 Registration Statement filed by the Company with the Securities and Exchange Commission on December 30, 1997 (File No. 333-42141))

27.1              Financial Data Schedule.


            (b) No reports on Form 8-K were filed during the quarter ended January 31, 1998.

            (c) The exhibits listed under Item 14(a)(3) are filed herewith or incorporated herein by reference.

            (d) The Consolidated Financial Statements and the financial statement schedules listed under Item 14(a)(2) are filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized as of the 21st day of April, 1998.


                                        METALLURG, INC.

                                        By: /s/ Eric L. Schondorf
                                            ------------------------------
                                             Eric L. Schondorf
                                             Vice President, General
                                             Counsel and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

              SIGNATURE                               TITLE(S)                                   DATE

         MICHAEL A. STANDEN
       ----------------------               Chairman, President, Chief                       April 21, 1998
         Michael A. Standen                 Executive Officer and Director

           ALAN D. EWART
       ----------------------               Joint Managing Director of LSM                   April 21, 1998
           Alan D. Ewart                    and Director

           BARRY C. NUSS
       ----------------------               Vice President - Finance and                     April 21, 1998
           Barry C. Nuss                    Chief Financial Officer

            JON R. BAUER
       ----------------------               Director                                         April 21, 1998
            Jon R. Bauer

         PETER A. LANGERMAN
       ----------------------               Director                                         April 21, 1998
         Peter A. Langerman

           HERBERT E. SEIF
       -----------------------              Director                                         April 21, 1998
           Herbert E. Seif