Form 10-Q
period 1998-04-30
METALLURG INC
filed 1998-06-10
CIK 1030992

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q
(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 30, 1998

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ______________

                                METALLURG, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

       DELAWARE                                             13-1661467
--------------------------------                           --------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)


                             6 EAST 43{RD} STREET
                           NEW YORK, NEW YORK 10017
                   ----------------------------------------
                   (Address of Principal Executive Offices)
                                  (Zip Code)

                                (212) 835-0200
                                --------------
             (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [   ]   No [ X ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                   Yes   X     No
                                        ---        ---

The number of shares of common stock, $0.01 par value, issued and outstanding as of June 9, 1998 was 4,956,406.

                METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                                    INDEX

                                                                       PAGE NO.

Part I. FINANCIAL INFORMATION:

        Item 1 -  Financial Statements (Unaudited)

          Condensed Statements of Consolidated Operations
          for the Quarters Ended April 30, 1998 and March 31, 1997         3

          Condensed Statements of Consolidated Comprehensive Income
          for the Quarters Ended April 30, 1998 and March 31, 1997         4

          Condensed Consolidated Balance Sheets at April 30, 1998
          and January 31, 1998                                             5

          Condensed Statements of Consolidated Cash Flows for the
          Quarters Ended April 30, 1998 and March 31, 1997                 6

          Notes to Condensed Unaudited Consolidated Financial Statements   7-12

          Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   13-16


Part II. OTHER INFORMATION

         Item 6. (a) EXHIBITS                                              17


              6. (b) REPORT ON FORM 8-K


         Signature Page                                                    18

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      Reorganized             Predecessor
                                                                        Company                 Company
                                                                    ------------------      ---------------
                                                                     Quarter Ended             Quarter Ended
                                                                    April 30, 1998             March 31, 1997
                                                                    ------------------       ------------------
Total revenue ...................................................             $167,830              $155,587
                                                                    ------------------       ------------------
Operating costs and expenses:
   Cost of sales ................................................              139,008              134,060
   Selling, general and administrative expenses .................               14,761               15,046
                                                                    ------------------       ------------------
   Total operating costs and expenses ...........................              153,769              149,106
                                                                    ------------------       ------------------
      Operating income ..........................................               14,061                6,481
Other income (expense):
   Other income, net ............................................                  878                3,179
   Interest income (expense), net ...............................               (2,072)                (245)
   Reorganization expense .......................................                    -               (2,663)
   Fresh-start revaluation ......................................                    -                5,107
                                                                    ------------------        -----------------
Income before income tax provision and
      extraordinary item ........................................               12,867               11,859
Income tax provision (benefit) ..................................                6,077               (3,063)
                                                                    ------------------        -----------------
Net income before extraordinary item ............................                6,790               14,922
Extraordinary item ..............................................                    -               43,032
                                                                    ------------------        -----------------
Net income ......................................................             $  6,790             $ 57,954
                                                                    ==================        =================

Weighted average shares outstanding..............................                4,956
                                                                    ==================
Basic and diluted earnings per share.............................             $   1.37
                                                                    ==================

See notes to condensed unaudited consolidated financial statements.

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED) (IN THOUSANDS)


                                                           Reorganized                    Predecessor
                                                             Company                        Company
                                                         ----------------               -----------------
                                                          Quarter Ended                  Quarter Ended
                                                         April 30, 1998                 March 31, 1997
                                                         ----------------               -----------------
Net income ...........................................             $6,790                        $57,954

Other comprehensive income (loss):
  Foreign currency translation adjustments (a)........                 76                         (1,224)
                                                         ----------------               -----------------

Comprehensive income .................................             $6,866                        $56,730
                                                         ================               =================


(a)   The  Company does not  provide  for  U.S.
income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

See notes to condensed unaudited consolidated financial statements.

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS)

                                                                   Reorganized Company
                                                          ------------------------------------------
                                                           April 30,                  January 31,
                                                             1998                        1998
                                                          ---------------             --------------
ASSETS
Current assets:
   Cash and cash equivalents ...........................         $ 50,221                   $ 43,003
   Accounts and notes receivable, net ..................           90,827                     83,931
   Inventories .........................................          116,574                    117,589
   Other assets ........................................           12,815                     14,239
                                                          ---------------               ------------
      Total current assets .............................          270,437                    258,762
Property, plant and equipment, net .....................           41,666                     41,502
Other assets ...........................................           18,569                     19,522
                                                          ---------------               ------------
      TOTAL ............................................         $330,672                   $319,786
                                                          ===============               ============

LIABILITIES
Current liabilities:
   Short-term debt and current portion
      of long-term debt ................................         $  3,975                   $  4,016
   Trade payables ......................................           54,383                     51,308
   Accrued expenses ....................................           31,537                     30,575
   Other current liabilities ...........................            6,592                      5,106
                                                          ---------------               ------------
      Total current liabilities ........................           96,487                     91,005
                                                          ---------------               ------------

Long-term debt .........................................          102,722                    103,133
Accrued pension liabilities ............................           37,473                     38,351
Environmental liabilities, net .........................           37,753                     38,527
Other liabilities ......................................            6,410                      6,999
                                                          ---------------               ------------
      Total long-term liabilities ......................          184,358                    187,010
                                                          ---------------               ------------

      Total liabilities ................................          280,845                    278,015
                                                          ---------------               ------------

SHAREHOLDERS' EQUITY
Common stock ...........................................               50                         50
Additional paid-in capital .............................           41,399                     40,209
Accumulated other comprehensive income .................              749                        673
Retained earnings ......................................            7,629                        839
                                                          ---------------               ------------
   Total shareholders' equity ..........................           49,827                     41,771
                                                          ---------------               ------------
      TOTAL ............................................         $330,672                   $319,786
                                                          ===============               ============
----------------------------------------------------------------------------------------------------
See notes to condensed unaudited consolidated financial statements.

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                       Reorganized                       Predecessor
                                                         Company                           Company
                                                        ------------                      ---------
                                                         Quarter                           Quarter
                                                          Ended                             Ended
                                                        April 30,                         March 31,
                                                           1998                             1997
                                                        ------------                      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................................       $6,790                          $57,954
Adjustments to reconcile net income to net cash
provided by operating activities: .....................
  Executive stock awards ..............................          293                              500
  Extraordinary item ..................................            -                          (43,032)
  Fresh-start revaluation .............................            -                           (5,107)
  Depreciation and amortization .......................        2,188                            2,143
  Gain on sale of assets ..............................         (493)                          (3,266)
  Reorganization expense, net of payments .............         (169)                           1,538
  Deferred income taxes ...............................        1,272                           (3,767)
  Provision for doubtful accounts .....................          289                              162
  Provision for environmental costs, net of payments...         (558)                            (256)
  Other, net ..........................................        4,238                            3,057
                                                          ----------                       ----------
    Total .............................................       13,850                            9,926

Change in operating assets and liabilities:
  Increase in trade receivables .......................      (11,353)                         (20,272)
  Increase in inventories .............................         (297)                          (6,120)
  Decrease (increase) in other current assets .........        1,328                             (355)
  Increase in trade payables and accrued expenses .....        8,633                           18,895
  Decrease in prepetition liabilities .................            -                             (39)
  Receipt from environmental trust, net ...............            -                            5,928
  Other assets and liabilities, net ...................       (1,117)                          (1,547)
                                                          ----------                       -----------
    Net cash provided by operating activities .........       11,044                            6,416
                                                          ----------                       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment, net .....       (2,929)                          (2,774)
  Proceeds from asset sales ...........................        1,143                            4,966
  Other, net ..........................................       (1,781)                             (25)
                                                          -----------                      -----------
    Net cash (used in) provided by investing
    activities ........................................       (3,567)                           2,167
                                                          -----------                      ----------

CASH FLOWS FROM FINANCING AND REORGANIZATION
  ACTIVITIES:
  Cash distribution pursuant to plan of
   reorganization .....................................            -                          (59,366)
  Drawdown of prepetition letters of credit ...........            -                            9,700
  Proceeds from long-term debt, net ...................            -                            8,100
  Net short-term borrowings ...........................          146                            1,062
  Repayment of long-term debt .........................         (419)                            (487)
                                                          -----------                      -----------
    Net cash used in financing and reorganization
     activities .......................................         (273)                         (40,991)
                                                          -----------                      -----------

Effects of exchange rate changes on cash and cash
 equivalents ..........................................           14                             (526)
                                                          ----------                       -----------
Net increase (decrease) in cash and cash
 equivalents ........................................          7,218                          (32,934)
Cash and cash equivalents - beginning of period .......       43,003                           63,274
                                                          ----------                       ----------
Cash and cash equivalents - end of period .............      $50,221                          $30,340
                                                          ==========                       ==========

See notes to condensed unaudited consolidated financial statements.



METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The  accompanying condensed unaudited consolidated financial statements include
the  accounts   of   Metallurg,   Inc.  ("Metallurg")  and  its  majority-owned
subsidiaries (collectively, the "Company").   These  financial  statements have
been  prepared in accordance with generally accepted accounting principles  for interim  financial  information pursuant to Accounting Principles Board Opinion
No. 28.  Accordingly,  they do not include all of the information and footnotes required by generally accepted  accounting  principles  for  complete financial
statements.   The condensed consolidated balance sheet as of January  31,  1998 and the condensed  statements  of  consolidated  operations and of consolidated cash  flows  for  the quarter ended March 31, 1997 were  derived  from  audited
financial  statements.    In   the   opinion  of  management,  all  adjustments
(consisting of normal recurring adjustments)  considered  necessary  for a fair
presentation  have  been  included.   Operating results for the interim periods
presented are not necessarily indicative  of  the  results to be expected for a full year.

On  February  26,  1997,  the  Fourth  Amended  and  Restated   Joint  Plan  of
Reorganization   (the  "Plan")  of  Metallurg  and  one  of  its  subsidiaries,
Shieldalloy Metallurgical  Corporation  ("Shieldalloy"),  was  confirmed by the
U.S.  Bankruptcy  Court  for  the  Southern District of New York.  Transactions
contemplated by the Plan were consummated  on  April  14,  1997 (the "Effective
Date").   For  financial  reporting  purposes,  the  Company has reflected  the
effects of the Plan consummation as of March 31, 1997.   As  a  result  of  the
consummation  of  the  Plan and the adoption of fresh-start reporting under the
American Institute of Certified  Public  Accountants'  ("AICPA")  Statement  of
Position 90-7, "Financial  Reporting by  Entities in  Reorganization  Under the
Bankruptcy Code", financial  statements for the  quarter  ended March 31, 1997,
which   includes  the  effects  of the adoption  of  fresh-start reporting  and consummation  of  the  Plan,  are  referred  to as  the "Predecessor  Company".
Financial statements for  periods  subsequent to March 31, 1997 are referred to as the "Reorganized  Company".  The financial statements  of the  Company after
consummation of  the  Plan  are  not comparable  to   the  Company's  financial
statements  of  prior  periods.

For further information, see the financial statements and footnotes thereto included in the Company's audited consolidated financial statements for the three quarters ended January 31, 1998 and the quarter ended March 31, 1997.

Effective April 1, 1997, the Company changed the reporting period of Metallurg from a calendar year ending December 31 to a fiscal year ending January 31 and began reporting the results of its operating subsidiaries on a one-month lag.
Accordingly, the quarter ended April 30, 1998 includes worldwide operating results for the three months ended March 31, 1998 and operating results of Metallurg, the parent holding company, for the three months ended April 30, 1998.


2.  INVENTORIES

Inventories, net of reserves, consist of the following (in thousands):



                                                             April 30,                  January 31,
                                                               1998                        1998
                                                          ----------------          -----------------
Raw materials ..........................................         $  30,496                  $  32,938
Work in process ........................................             2,075                      1,981
Finished goods .........................................            79,137                     77,473
Other ..................................................             4,866                      5,197
                                                          ----------------          -----------------
   Total ...............................................          $116,574                   $117,589
                                                          ================          =================


3.  COMMITMENTS AND CONTINGENCIES

The Company continues defending various claims and legal actions arising in the normal course of business, including those relating to environmental matters. Management believes, based on the advice of counsel, that the outcome of such litigation will not have a material adverse effect on the Company's consolidated financial statements.

4.  EARNINGS PER COMMON SHARE

Earnings per share are calculated in accordance with SFAS No. 128, "Earnings per Share". All diluted earnings per share amounts are computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options, using the treasury method. The effect of dilutive stock options issued on April 1, 1998 at a strike price of $8.43 per share was not material. Earnings per share for periods prior to April 1, 1997 are not presented because such presentation would not be meaningful due to fresh-start reporting and the recapitalization of the Company in connection with the Plan as of March 31, 1997.

5.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 130, "Reporting Comprehensive Income", as of February 1, 1998. This standard requires the display of comprehensive income and its components in the financial statements.

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. The Company will adopt this standard in the fourth quarter of 1998.

In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosure About Pensions and Other Postretirement Benefits". SFAS No. 132 changes current financial disclosure requirements from those that were required under SFAS No. 87, Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for
Termination Benefits" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Company will adopt this standard in the fourth quarter of 1998.

6.  SUPPLEMENTAL GUARANTOR INFORMATION

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

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE QUARTER ENDED APRIL 30, 1998
                                (In thousands)

                                                    Combined          Combined
                                                    Guarantor        Non-Guarantor
                                 Metallurg, Inc.   Subsidiaries      Subsidiaries    Eliminations Consolidated
                                 ---------------   ------------     --------------   ------------ ------------
Total revenue....................    $11,796        $55,547           $126,127        $(25,640)     $167,830
                                  ----------       ----------       -----------      ----------    ----------
Operating costs and expenses:
    Cost of sales................     10,331         45,603            108,214         (25,140)      139,008
    Selling, general and
      administrative expenses....      2,005          2,528             10,228             -          14,761
                                  ----------       ----------        ----------      ----------    ----------
Total operating costs and
      expenses...................     12,336         48,131            118,442         (25,140)      153,769
                                  ----------       ----------        ----------      ----------    ----------
Operating income (loss)..........       (540)         7,416              7,685            (500)       14,061
Other income (expense):
   Other income (expense), net..         878           -                  -               -             878
   Interest income (expense), net     (2,177)           238               (133)           -          (2,072)
   Equity in earnings of
      subsidiaries................     8,163          2,604               -            (10,767)          -
                                  ----------        ----------       ----------      ----------    ----------
Income before income
   tax provision..................     6,324         10,258              7,552         (11,267)      12,867
Income tax provision (benefit)....      (466)         3,166              3,377            -           6,077
                                  ----------        ----------       ----------      ----------    ----------
Net income........................   $ 6,790        $ 7,092            $ 4,175        $(11,267)     $ 6,790
                                  ==========        ==========       ==========      ==========    ==========

            CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSSIVE INCOME
                      FOR THE QUARTER ENDED APRIL 30, 1998
                             (In thousands)

                                                   Combined          Combined
                                                   Guarantor         Non-Guarantor
                                 Metallurg, Inc.   Subsidiaries      Subsidiaries     Eliminations  Consolidated
                                 ---------------   ------------      --------------   ------------  ------------

Net Income......................      $6,790            $7,092          $4,175          $(11,267)       $6,790

Other comprehensive income
  (loss):
  Foreign currency translation
    adjustment..................          76               440              76              (516)          76
                                   ----------        ---------        ---------         ---------     --------
Comprehensive income............      $6,866            $7,532           $4,251         $(11,783)      $6,866
                                   ==========        =========        =========         =========     ========

            CONDENSED CONSOLIDATING BALANCE SHEET AT APRIL 30, 1998
                                (In thousands)

                                                   Combined          Combined
                                                   Guarantor         Non-Guarantor
                                 Metallurg, Inc.   Subsidiaries      Subsidiaries     Eliminations  Consolidated
                                 ---------------   ------------      --------------   ------------  ------------
ASSETS
Current assets:
   Cash and cash equivalents.....  $ 24,377         $ 3,402           $ 22,442                         $ 50,221
   Accounts and notes
      receivable, net............    32,597          46,178             75,016         $(62,964)         90,827
   Inventories...................     7,972          41,034             71,813           (4,245)        116,574
   Other assets..................     7,287             244              5,284              -            12,815
                                 ----------      ----------         ----------        ----------     ----------
      Total current assets.......    72,233          90,858            174,555          (67,209)        270,437
Investments - intergroup.........   100,338          54,039                -           (154,377)            -
Investments - other..............         -               -              3,152              -             3,152
Property, plant and
   equipment, net................     1,016           6,930             33,720              -            41,666
Other assets.....................     5,333               3             11,010             (929)         15,417
                                 ----------      ----------         ----------        ----------     ----------
      Total......................  $178,920        $151,830           $222,437        $(222,515)       $330,672
                                 ==========      ==========         ==========        ==========     ==========

LIABILITIES
Current liabilities:
   Short-term debt and current
     portion of long-term debt...                                     $  3,975                         $  3,975
   Trade payables................  $  2,402        $ 17,096             50,334         $(17,634)         52,198
   Accrued expenses..............     5,853           8,340             17,344               -           31,537
   Loans payable - intergroup....    19,098           4,815             33,602          (55,330)          2,185
   Other current liabilities.....         -           3,195              3,397               -            6,592
                                 ----------      ----------         ----------        ----------     ----------
     Total current liabilities...    27,353          33,446            108,652          (72,964)         96,487
                                 ----------      ----------         ----------        ----------     ----------
Long-term liabilities:
   Long-term debt................   100,000               -              2,722               -          102,722
   Accrued pension liabilities...       345           1,784             35,344               -           37,473
   Environmental liabilities, net         -          34,691              3,062               -           37,753
   Other liabilities.............     1,395               -              5,944             (929)          6,410
                                 ----------      ----------         ----------       ----------      ----------
      Total long-term liabilities   101,740          36,475             47,072             (929)        184,358
                                 ----------      ----------         ----------       ----------      ----------
      Total liabilities..........   129,093          69,921            155,724          (73,893)        280,845
                                 ----------      ----------         ----------       ----------      ==========

SHAREHOLDERS' EQUITY:
   Common stock outstanding......        50           1,227            80,358          (81,585)             50
   Additional paid-in capital....    41,399          90,867             1,104          (91,971)         41,399
   Accumulated other comprehensive
      income.....................       749           1,549            22,462          (24,011)            749
   Retained earnings (deficit)...     7,629         (11,734)          (37,211)          48,945           7,629
                                 ----------      ----------         ----------       ----------     ----------
   Shareholders' equity..........    49,827          81,909            66,713         (148,622)         49,827
                                 ----------      ----------         ----------       ----------     ----------
      Total......................  $178,920        $151,830          $222,437        $(222,515)       $330,672
                                 ==========      ==========         ==========       ==========     ==========

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE QUARTER ENDED APRIL 30, 1998
                                (In thousands)

                                                                  Combined         Combined
                                                                  Guarantor        Non-Guarantor
                                              Metallurg, Inc.     Subsidiaries     Subsidiaries    Consolidated
                                              ---------------     ------------     ------------    ------------
Net Cash Flows from
  Operating Activities.........................  $ 5,168             $2,229          $ 3,647            $11,044
                                                ----------        ----------       ----------        ----------

Cash Flows from Investing Activities:
   Additions to property, plant and equipment..      (35)              (443)          (2,451)            (2,929)
   Proceeds from asset sales...................    1,122                 -                21              1,143
   Other, net..................................       19                  1           (1,801)            (1,781)
                                                ----------        ----------       ----------         ----------
Net cash provided by (used in) investing
   activities..................................    1,106               (442)          (4,231)            (3,567)
                                                ----------        ----------       ----------         ----------
Cash Flows from Financing Activities:
   Intergroup borrowings (repayments)..........    2,220                891           (3,111)              -
   Net short-term borrowings...................        -                  -              146                146
   Repayment of long-term debt.................        -                  -             (419)              (419)
                                                ----------        ----------       ----------         ----------
Net cash provided by (used in) financing
   activities..................................    2,220                891           (3,384)              (273)
                                                ----------        ----------       ----------         ----------
Effects of exchange rate changes on cash
   and cash equivalents........................        -                  -               14                14
                                                ----------        ----------       ----------         ----------

Net increase (decrease) in cash and cash
   equivalents.................................    8,494              2,678           (3,954)            7,218
Cash and cash equivalents -
   beginning of period.........................   15,883                724           26,396            43,003
                                                ----------        ----------        ----------       ----------
Cash and cash equivalents -
   end of period...............................  $24,377             $3,402          $22,442           $50,221
                                                ==========        ==========        ==========       ==========

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

In addition, as a result of Metallurg's change in its fiscal year from a calendar year to January 31, effective as of April 1, 1997, the consolidated operating results of the Company for the quarter ending April 30, 1998 include the results of Metallurg, Inc., the parent holding company, for the three month period ended April 30, 1998 and the results of its operating subsidiaries (whose fiscal years remain the calendar year) for the three month period ended March 31, 1998. The consolidated balance sheet data of the Company at April 30, 1998 reflect the financial position of Metallurg, Inc. at April 30, 1998 and of the operating subsidiaries at March 31, 1998.

RESULTS OF OPERATIONS

TOTAL REVENUES
--------------
Total revenues for Metallurg and its subsidiaries increased by 7.9%, from $155.6 million in the first quarter of 1997 to $167.8 million in the first quarter of 1998. Increased volume and selling prices of ferrovanadium accounted for substantially all of the increase. In addition, increased revenues from sales of ferrotitanium and low carbon ferrochrome, due primarily to increased volume, more than offset a reduction in sales of ferroboron and polishing powders due primarily to increased price competition.


GROSS MARGINS
-------------
Gross margins increased from $21.5 million in the first quarter of 1997 to $28.8 million in the first quarter of 1998, an increase of 33.9%, due principally to the price and volume increases in ferrovanadium and ferrotitanium discussed above. In aluminum master alloys and compacted products, a slight decrease in volume was more than offset by improvements in product mix and selling prices, which offset negative production variances. The values of the Company's assets were reduced pursuant to fresh-start reporting, reducing depreciation expense in the quarter ended April 30, 1998 by $0.3 million and increasing gross margins by an equal amount.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, general and administrative expenses ("SG&A") decreased from $15.0 million in the first quarter of 1997 to $14.8 million in the first quarter of 1998, a decrease of 1.9%. For the first quarter of 1997, SG&A represented 9.7% of the Company's sales compared to 8.8% for the first quarter of 1998. SG&A was higher in 1997 due to increased bonus accruals and awards under the Stock Award and Stock Option Plan of Metallurg incurred in connection with the consummation of the Plan and additional costs related to the audit of March 31, 1997 financial statements.

OPERATING INCOME
----------------
Operating income increased from $6.5 million for the first quarter 1997 to $14.1 million for the first quarter of 1998, an increase of 117.0%. The increase resulted from the improvement in gross margins and decrease in SG&A, mentioned above.

INTEREST INCOME (EXPENSE), NET
------------------------------
Interest income (expense), net is as follows (in thousands):

                                              Quarter                 Quarter
                                               Ended                   Ended
                                              April 30,               March 31,
                                                1998                    1997
                                             ----------               ---------
Interest income..............................  $   828                $  1,461
Interest expense.............................   (2,900)                 (1,706)
                                             ----------               ---------
   Interest income (expense), net............  $(2,072)               $   (245)
                                             ==========               =========

Interest expense increased significantly in 1998. In the first quarter of 1998, the Company accrued approximately $2.8 million of interest expense on $100 million aggregate principal amount of its 11% senior notes, which were issued in November 1997. The Company used a portion of the proceeds from the 11% notes to retire $39.5 million of outstanding 12% senior-secured notes. In the first quarter of 1997, the Company accrued approximately $1.2 million of interest expense on these 12% notes. The Company did not accrue interest on debt incurred prior to entering Chapter 11 proceedings. As a result, approximately $2.1 million of contractual interest on these unsecured obligations, which were reported as part of liabilities subject to compromise, was not reflected in the quarter ended March 31, 1997.


INCOME TAX PROVISION (BENEFIT):
------------------------------
Income tax provision, net of tax benefits, is as follows (in thousands):

                                              Quarter                 Quarter
                                               Ended                   Ended
                                              April 30,               March 31,
                                                1998                    1997
                                             ----------               ---------
Total current................................    $4,690                 $   704
Total deferred...............................     1,387                  (3,767)
                                             ----------               ---------
   Income tax provision (benefit), net.......    $6,077                 $(3,063)
                                             ==========               =========


The differences between the statutory Federal income tax rate and the Company's effective rate result primarily because of: (i) the excess of foreign tax rates over the statutory Federal income tax rate; (ii) certain deductible temporary differences which, in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance;
(iii) the deferred  tax  effects  of  certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized approximating $0.5 million in the quarter ended April 30, 1998; and (iv) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital" approximating $0.9 million in the quarter ended April 30, 1998. The deferred tax expenses referred to in items (iii) and (iv) above will not result in cash payments in future periods.

NET INCOME
----------
Net income was $6.8 million for the first quarter of 1998 compared to $58.0 million for the first quarter of 1997. Included in the 1997 net income is an extraordinary item of $43.0 million representing the cancellation of debt resulting from the consummation of the Company's Reorganization Plan and a $5.1 million credit representing the effects of revaluing the Company's assets and liabilities under fresh-start reporting. Reorganization expenses for the first quarter of 1997 were $2.7 million. In March 1998, the Company sold its minority investment in a Luxembourg affiliate and realized a gain of approximately $0.9 million. In the first quarter of 1997, other income included a $2.7 million gain on the sale of the Company's New York office building.

LIQUIDITY AND FINANCIAL RESOURCES

GENERAL
-------
The Company's sources of liquidity include cash from operations and amounts available under credit facilities. In addition, the Company has $50.2 million of cash and cash equivalents at April 30, 1998. In November 1997, the Company sold $100 million principal amount of 11% senior notes due 2007, the proceeds of which were used to retire the Company's then existing 12% senior-secured notes (approximately $39.5 million), repay certain debt of the UK and German subsidiaries (approximately $19.8 million) and to pay a cash dividend (approximately $20.0 million). The balance of the net proceeds will be used for general corporate purposes. The Company believes that these sources are sufficient to fund the current and anticipated future requirements of working capital, capital expenditures, pension benefits, potential acquisitions and environmental expenditures through at least 1999.

At April 30, 1998, the Company had $50.2 million in cash and cash equivalents and working capital of $174.0 million, as compared to $43.0 million and $167.8 million, respectively, at January 31, 1998. For the first quarter of 1998, the Company generated $11.0 million in cash from operations and received proceeds of approximately $1.1 million on the sale of its Luxembourg affiliate. Capital expenditures approximated $2.9 million in the quarter and in February 1998, the Company purchased an additional 5% interest in a Russian magnesium metal producer for approximately $2.0 million.


CREDIT FACILITIES AND OTHER FINANCING ARRANGEMENTS
--------------------------------------------------
The Company has a credit facility with certain financial institutions led by BankBoston, N.A. as agent (the "Revolving Credit Facility") which provides Metallurg, Shieldalloy and certain of their subsidiaries with up to $50.0 million of financing resources at a rate per annum equal to (i) the Alternate Base Rate plus 1.0% per annum (the Alternate Base Rate is the greater of the Base Rate or the Federal Funds Effective Rate plus 0.5%) or (ii) the reserve adjusted Eurodollar rate plus 2.5% for interest periods of one, two or three months. The Revolving Credit Facility permits borrowings of up to $50.0 million for working capital requirements and general corporate purposes, up to $30.0 million of which may be used for letters of credit in the U.S. At April 30, 1998, there were no outstanding loans and $29.3 million of letters of credit outstanding in the U.S. under the Revolving Credit Facility.

In addition, several of the other foreign subsidiaries of Metallurg have credit facility arrangements with local banking institutions to provide funds for working capital and general corporate purposes. These local credit facilities contain restrictions which vary from company to company. At April 30, 1998, there were $2.9 million of outstanding loans under these local credit facilities.

CAPITAL EXPENDITURES

The Company invested $2.9 million in capital expenditures during the first quarter of 1998. Capital expenditures are expected to total approximately $20 million in 1998. Although the Company has budgeted these items in 1998, the Company has not committed to complete these projects which are contingent on senior management approval and other conditions. The Company believes that these projects will be funded through internally generated cash, borrowings under the Revolving Credit Facility and local credit lines.

ENVIRONMENTAL REMEDIATION COSTS

In 1996, the Company elected early adoption of the AICPA Statement of Position 96-1, "Environmental Remediation Liabilities", which among other requirements, states that losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the first quarter of 1998, the Company expended $0.6 million for environmental remediation.

As  part  of the Plan, Shieldalloy  entered  into  settlement  agreements  with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, Shieldalloy has agreed to perform environmental remediation which, as of April 30, 1998, had an estimated cost of completion of $39.4 million. Of this amount, approximately $4.2 million is expected to be expended in 1998, $4.3 million in 1999 and $8.1 million in 2000. In addition, the Company estimates it will make expenditures of $5.0 million with respect to environmental remediation at its foreign facilities. Of this amount, approximately $1.8 million is expected to be expended in 1998, $0.7 million in 1999 and $0.7 million in 2000.

PART II       OTHER INFORMATION


Item 6.(a)    EXHIBITS

              27 Financial Data Schedule


    6. (b)    REPORT ON FORM 8-K

              None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on June 9, 1998 on its behalf by the undersigned thereunto duly authorized.


                                            METALLURG, INC.


                                            /s/  BARRY C. NUSS
                                            -----------------------------------
                                               Barry C. Nuss
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)