Form 10-Q
period 1998-07-31
METALLURG INC
filed 1998-09-09
CIK 1030992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 31, 1998

                                       OR

[    ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____________ to ______________

                                METALLURG, INC
              (Exact Name of Registrant as Specified in Its Charter)


        DELAWARE                                         13-1661467
_______________________________                   _____________________________
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organiz                              Identification No.)

                               6 EAST 43RD STREET
                            NEW YORK, NEW YORK 10017
                            ________________________
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                   (212) 835-0200
                                    _____________
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X]   No [   ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                         Yes X  No
                                                            ---   ---


The number of shares of common stock, $0.01 par value, issued and outstanding as of September 9, 1998 was 100.


                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                   Page No.
                                                                                   ________

Part I.    FINANCIAL INFORMATION:

           Item 1 -  Financial Statements (Unaudited)

                Condensed Statements of Consolidated  Operations for the Quarter
                and the Two Quarters  Ended July 31, 1998 and the Quarters Ended
                July 31, 1997 and March 31, 1997                                      3

                Condensed  Statements of Consolidated  Comprehensive  Income for
                the  Quarter  and the Two  Quarters  Ended July 31, 1998 and the
                Quarters Ended July 31, 1997 and March 31, 1997                       4

                Condensed Consolidated Balance Sheets at July 31, 1998
                and January 31, 1998                                                  5

                Condensed Statements of Consolidated Cash Flows for the
                Two Quarters Ended July 31, 1998 and the Quarters Ended
                July 31, 1997 and March 31, 1997                                      6

                Notes to Condensed Unaudited Consolidated Financial Statements        7 - 14

           Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations                         15 -19


Part II.   OTHER INFORMATION

           Item 4.         SUBMISSION OF MATTERS TO A VOTE OF THE
                           SECURITY HOLDERS

           Item 6. (a)     EXHIBITS

                   6. (b)  REPORT ON FORM 8-K


           Signature Page




METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In thousands)

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                  Predecessor
                                                          Reorganized Company                                       Company
                                                          ---------------------------------------------------- -------------------
                                                              Quarter        Two Quarters        Quarter            Quarter
                                                               Ended             Ended            Ended               Ended
                                                              July 31,         July 31,          July 31,          March 31,
                                                                1998              1998             1997               1997
                                                          ----------------- ---------------- ----------------- -------------------


Total revenue ...........................................         $170,013         $337,843          $166,879            $155,587
                                                          ----------------- ---------------- ----------------- -------------------
Operating costs and expenses:
   Cost of sales ........................................          142,671          281,679           142,135             134,060
   Selling, general and administrative expenses .........           15,147           29,908            14,427              15,046
   Merger costs .........................................            4,416            4,416                 -                   -
                                                          ----------------- ---------------- ----------------- -------------------
                                                          ----------------- ---------------- ----------------- -------------------
   Total operating costs and expenses ...................          162,234          316,003           156,562             149,106
                                                          ----------------- ---------------- ----------------- -------------------
      Operating income ..................................            7,779           21,840            10,317               6,481
Other income (expense):
   Other income (expense), net ..........................             (333)             545               (76)              3,179
   Interest expense, net ................................           (2,544)          (4,616)           (1,479)               (245)
   Reorganization expense ...............................                -                -                 -              (2,663)
   Fresh-start revaluation ..............................                -                -                 -               5,107
                                                          ----------------- ---------------- ----------------- -------------------
Income before income tax provision and
      extraordinary item ................................            4,902           17,769             8,762              11,859
Income tax provision (benefit) ..........................            3,404            9,481             5,111              (3,063)
                                                          ----------------- ---------------- ----------------- -------------------
Net income before extraordinary item ....................            1,498            8,288             3,651              14,922
Extraordinary item ......................................                -                -                 -              43,032
                                                          ----------------- ---------------- ----------------- -------------------
Net income ..............................................        $   1,498         $  8,288          $  3,651            $ 57,954
                                                          ----------------- ---------------- ----------------- -------------------
                                                          ----------------- ---------------- ----------------- -------------------


----------------------------------------------------------------------------------------------------------------------------------

 See  notes to  condensed  unaudited  consolidated financial statements.



METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)


----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                   Predecessor
                                                                           Reorganized Company                       Company
                                                           ----------------------------------------------------
                                                                                                                 -----------------
                                                               Quarter         Two Quarters    Quarter Ended      Quarter Ended
                                                                Ended             Ended           July 31,        March 31, 1997
                                                               July 31,          July 31,           1997
                                                                 1998              1998
                                                           ----------------- ----------------------------------  -----------------

Net income ...............................................          $ 1,498            $8,288           $3,651            $57,954

Other comprehensive income (loss):
  Foreign currency translation adjustments (a)............           (1,152)           (1,076)           1,245             (1,224)
                                                           ----------------- ----------------------------------  -----------------

Comprehensive income ....................................          $    346            $7,212           $4,896            $56,730
                                                           ----------------- ----------------------------------  -----------------

                                                           ----------------- ----------------------------------  -----------------








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


METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands)


                                                                            Reorganized Company
                                                                 --------------------------------------------
                                                                       July 31,             January 31,
                                                                         1998                  1998
                                                                 --------------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents ..................................               $ 44,423              $ 43,003
   Accounts and notes receivable, net .........................                 95,192                83,931
   Inventories ................................................                121,651               117,589
   Other assets ...............................................                 15,708                14,239
                                                                 --------------------------------------------
      Total current assets ....................................                276,974               258,762
Property, plant and equipment, net ............................                 43,851                41,502
Other assets ..................................................                 20,505                19,522
                                                                 --------------------------------------------
      TOTAL ...................................................               $341,330              $319,786
                                                                 --------------------------------------------

                                                                 --------------------------------------------

LIABILITIES
Current liabilities:
   Short-term debt and current portion
      of long-term debt .......................................              $   1,868              $  4,016
   Trade payables .............................................                 59,226                51,308
   Accrued expenses ...........................................                 31,559                30,575
   Other current liabilities ..................................                  9,262                 5,106
                                                                 --------------------------------------------
      Total current liabilities ...............................                101,915                91,005
                                                                 --------------------------------------------

Long-term debt ................................................                102,641               103,133
Accrued pension liabilities ...................................                 38,134                38,351
Environmental liabilities, net ................................                 37,161                38,527
Other liabilities .............................................                  6,618                 6,999
                                                                 --------------------------------------------
      Total long-term liabilities .............................                184,554               187,010
                                                                 --------------------------------------------

      Total liabilities .......................................                286,469               278,015
                                                                 --------------------------------------------

SHAREHOLDERS' EQUITY
Common stock ..................................................                      -                    50
Additional paid-in capital ....................................                 46,137                40,209
Accumulated other comprehensive income (loss)..................                   (403)                  673
Retained earnings .............................................                  9,127                   839
                                                                 --------------------------------------------
   Total shareholders' equity .................................                 54,861                41,771
                                                                 --------------------------------------------
      TOTAL ...................................................               $341,330              $319,786
                                                                 --------------------------------------------

                                                                 --------------------------------------------
                                                                 --------------------------------------------

-------------------------------------------------------------------------------------------------------------

See notes to condensed unaudited consolidated financial statements.


METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In thousands)
---------------------------------------------------------------------------------------------------------------------
                                                                                                      Predecessor
                                                                       Reorganized Company              Company
                                                                ----------------------------------  -----------------
                                                                  Two Quarters       Quarter            Quarter
                                                                     Ended            Ended              Ended
                                                                    July 31,         July 31,          March 31,
                                                                      1998             1997               1997
                                                                ----------------------------------  -----------------

Cash Flows from Operating Activities:
Net income ...................................................            $8,288           $3,651            $57,954
Adjustments to reconcile net income to net cash provided by
operating activities: ........................................
  Executive stock awards .....................................               750              500                500
  Extraordinary item .........................................                 -                -            (43,032)
  Fresh-start revaluation ....................................                 -                -             (5,107)
  Depreciation and amortization ..............................             4,282            1,962              2,143
  Gain on sale of assets .....................................              (592)              (6)            (3,266)
  Reorganization expense, net of payments ....................              (144)          (3,989)             1,538
  Deferred income taxes ......................................             2,029            1,661             (3,767)
  Provision for doubtful accounts ............................               606               61                162
  Provision for environmental costs, net of payments .........            (1,006)            (393)              (256)
  Other, net .................................................             2,791            1,628              3,057
                                                                ----------------------------------  -----------------
    Total ....................................................            17,004            5,075              9,926

Change in operating assets and liabilities:
  (Increase) decrease in trade receivables ...................           (12,596)           8,032            (20,272)
  Increase in inventories ....................................            (5,774)          (8,953)            (6,120)
  Decrease (increase) in other current assets ................             1,586            1,769               (355)
  Increase (decrease) in trade payables and accrued expenses .            16,542           (2,890)            18,895
  Decrease in prepetition liabilities ........................                 -                -                (39)
  Receipt from environmental trust, net ......................                 -                -              5,928
  Other assets and liabilities, net ..........................            (8,270)            (523)            (1,547)
                                                                ----------------------------------  -----------------
    Net cash provided by operating activities ................             8,492            2,510              6,416
                                                                ----------------------------------  -----------------

Cash Flows from Investing Activities:
  Additions to property, plant and equipment .................            (6,998)          (3,309)            (2,774)
  Proceeds from asset sales ..................................             1,286            1,205              4,966
  Other, net .................................................            (2,254)              33                (25)
                                                                ----------------------------------  -----------------
    Net cash (used in) provided by investing activities ......            (7,966)          (2,071)             2,167
                                                                ----------------------------------  -----------------

Cash Flows from Financing, Merger and Reorganization
  Activities:
  Capital contribution from Safeguard ........................             3,541                -                  -
  Cash distribution pursuant to plan of reorganization .......                 -                -            (59,366)
  Drawdown of prepetition letters of credit ..................                 -                -              9,700
  Proceeds from long-term debt, net ..........................                 -                -              8,100
  Net short-term borrowings...................................            (1,851)          (1,608)             1,062
  Repayment of long-term debt ................................              (548)             (83)              (487)
                                                                ----------------------------------  ------------------
    Net cash provided by (used in) financing and
       reorganization activities .............................             1,142           (1,691)           (40,991)
                                                                ----------------------------------  -----------------

Effects of exchange rate changes on cash and cash
  equivalents ................................................              (248)              75               (526)
                                                                ----------------------------------  ------------------
Net increase (decrease) in cash and cash equivalents .........             1,420           (1,177)           (32,934)
Cash and cash equivalents - beginning of period ..............            43,003           30,340             63,274
                                                                ----------------------------------  -----------------
Cash and cash equivalents - end of period ....................           $44,423          $29,163            $30,340
                                                                ----------------------------------  -----------------
                                                                ----------------------------------  -----------------

---------------------------------------------------------------------------------------------------------------------
See notes to condensed unaudited consolidated financial statements.

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
---------------------------------------------

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.....Basis of Presentation

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

      On July 13, 1998, Metallurg, Inc. was acquired by a group of investors led by Safeguard International Fund, L.P. ("Safeguard"). The acquisition was accomplished by Metallurg Acquisition Corp., a wholly owned subsidiary of Metallurg Holdings, Inc. ("Metallurg Holdings"), a Delaware corporation, merging with and into Metallurg with Metallurg being the surviving company and Metallurg Holdings becoming the sole parent of Metallurg (the "Merger"). Metallurg Holdings was formed on June 10, 1998 and is a wholly owned subsidiary of Safeguard, an international private equity fund that invests primarily in equity securities of companies in process industries. At the time of the Merger, each outstanding share of Metallurg common stock was converted into the right to receive $30 in cash. In connection with the Merger, Metallurg received the consents of 100% of the registered holders of its Senior Notes to a one-time waiver of the change of control provisions of the Senior Note Indenture to make such provisions inapplicable to the Merger and to amend the definition of "Permitted Holders" under the Senior Note Indenture to reflect the post-merger ownership of Metallurg. As of July 13, 1998, in connection with the Merger, all of the then outstanding shares of common stock of Metallurg were cancelled and 100 shares of common stock, $0.01 par value, were issued to Metallurg Holdings.

      On February 26, 1997, the Fourth Amended and Restated Joint Plan of Reorganization (the "Plan") of Metallurg and one of its subsidiaries, Shieldalloy Metallurgical Corporation ("Shieldalloy"), was confirmed by the U.S. Bankruptcy Court for the Southern District of New York. Transactions contemplated by the Plan were consummated on April 14, 1997 (the "Effective Date"). For financial reporting purposes, the Company has reflected the effects of the Plan consummation as of March 31, 1997. As a result of the consummation of the Plan and the adoption of fresh-start reporting under the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", financial statements for the quarter ended March 31, 1997, which includes the effects of the adoption of fresh-start reporting and consummation of the Plan are referred to as the "Predecessor Company". Financial statements for periods subsequent to March 31, 1997 are referred to as the "Reorganized Company". The financial statements of the Company after consummation of the Plan are not comparable to the Company's financial statements of prior periods and accordingly, a black line has been used to separate the periods.

      For  further  information,  see the  financial  statements  and  footnotes thereto included in the Company's audited consolidated financial statements for the three quarters ended January 31, 1998 and the quarter ended March 31, 1997.

      Effective April 1, 1997, the Company changed the reporting period of Metallurg from a calendar year ending December 31 to a fiscal year ending January 31 and began reporting the results of its operating subsidiaries on a one-month lag. Accordingly, the two quarters ended July 31, 1998 include worldwide operating results for the six months ended June 30, 1998 and operating results of Metallurg, the parent holding company, for the six months ended July 31, 1998. Balance sheet data at July 31, 1998 reflect the financial position of Metallurg at July 31, 1998 and of its subsidiaries at June 30, 1998.

2.    Change of Control

      Pursuant to existing  employment  agreements between Metallurg and Michael
      A. Standen, J. Richard Budd, Michael A. Banks, Barry C. Nuss and Eric L. Schondorf, each of these individuals is, in certain circumstances, entitled to payments of $1.2 million, $474,300, $321,300, $321,300 and
      $313,650, respectively, if their employment is terminated by them or by the Surviving Corporation in accordance with the terms of their respective employment agreements following the Merger. See Metallurg's Annual Report on Form 10-K for the year ended January 31, 1998 which has been filed with the Securities and Exchange Commission for a discussion of these employment agreements and of certain other benefits to which these employees may become entitled in the event of their termination.

      As of August 10, 1998, Mr. Standen resigned as Metallurg's President and chief executive officer and therefore became entitled to the payments set forth in his contract, including the payments described above. No other member of management has agreed to waive his right to receive the payments described above and, therefore additional payments may need to be made under existing contractual arrangements as described above.


3.    Inventories

      Inventories, net of reserves, consist of the following (in thousands):





                                               July 31,             January 31,
                                                  1998                  1998
                                         -------------------   -----------------

           Raw materials .................      $ 29,751             $  32,938
           Work in process ...............         2,551                 1,981
           Finished goods ................        84,523                77,473
           Other .........................         4,826                 5,197
                                         -------------------   -----------------
              Total .....................       $121,651              $117,589
                                         -------------------   -----------------


4.    Commitments and Contingencies

      The Company continues defending various claims and legal actions arising in the normal course of business, including those relating to environmental matters. Management believes, based on the advice of counsel, that the outcome of such litigation will not have a material adverse effect on the Company's consolidated financial statements.

5.    Earnings Per Common Share

      The presentation of earnings per share is not meaningful since the Company is a wholly owned subsidiary of Metallurg Holdings.

6.    Recently Issued Accounting Pronouncements

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", as of February 1, 1998. This standard requires the display of comprehensive income and its components in the financial statements.

      In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. The Company will adopt this standard in the fourth quarter of 1998.

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

     In June 1998,  the FASB  issued SFAS No. 133,  "Accounting  for  Derivative
     Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact SFAS No. 133 will have on its financial statements.

7.    Supplemental Guarantor Information

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



                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                            FOR THE QUARTER ENDED JULY 31, 1998
                                                      (In thousands)

                                                           Combined           Combined
                                                           Guarantor        Non-Guarantor
                                      Metallurg, Inc.    Subsidiaries       Subsidiaries        Eliminations        Consolidated
                                      ----------------  ---------------- -------------------- ------------------ -------------------

Total revenue ......................           $14,513          $57,205             $121,775           $(23,480)          $170,013
                                     ------------------ ---------------- -------------------- ------------------ -------------------
Operating costs and expenses:
   Cost of sales ...................            14,009           47,264              104,878            (23,480)            142,671
   Selling, general and
      administrative expenses ......             2,009            2,718               10,420                  -              15,147
   Merger costs ....................             4,416                -                    -                  -               4,416
                                     ------------------ ---------------- -------------------- --------------------------------------
Total operating costs and
      expenses .....................            20,434           49,982              115,298            (23,480)            162,234
                                     ----------------------------------- -------------------- ------------------ -------------------
Operating income (loss) ............            (5,921)           7,223                6,477                  -               7,779
Other income (expense):
   Other income (expense), net .....                 -               (7)                (326)                 -                (333)
   Interest income (expense), net               (2,382)             316                 (478)                 -              (2,544)
   Equity in earnings of
      subsidiaries .................             7,870            3,148                    -            (11,018)                  -
                                     ----------------------------------- -------------------- --------------------------------------
Income before income
     tax provision .................              (433)          10,680                5,673            (11,018)              4,902
Income tax provision (benefit) .....            (1,931)           3,114                2,471               (250)              3,404
                                     ------------------ ---------------- -------------------- --------------------------------------
Net income .........................           $ 1,498          $ 7,566              $ 3,202           $(10,768)            $ 1,498
                                     ------------------ ---------------- -------------------- ------------------ -------------------

                                     ------------------ ---------------- -------------------- ------------------ -------------------


                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                         FOR THE TWO QUARTERS ENDED JULY 31, 1998
                                                      (In thousands)

                                                           Combined           Combined
                                                           Guarantor        Non-Guarantor
                                      Metallurg, Inc.    Subsidiaries       Subsidiaries        Eliminations     Consolidated
                                     ----------------- ---------------- -------------------- ----------------------------------

Total revenue ......................           $26,309         $112,752             $247,902          $(49,120)        $337,843
                                     ------------------ ---------------- -------------------- ----------------------------------
Operating costs and expenses:
   Cost of sales ...................            24,340           92,867              213,092           (48,620)         281,679
   Selling, general and
      administrative expenses ......             4,014            5,246               20,648                 -           29,908
   Merger costs ....................             4,416                -                    -                 -            4,416
                                     ------------------ ---------------- -------------------- ----------------------------------
Total operating costs and
      expenses .....................            32,770           98,113              233,740           (48,620)         316,003
                                     ------------------ ---------------- -------------------------------------------------------
Operating income (loss) ............            (6,461)          14,639                14,162             (500)          21,840
Other income (expense):
   Other income (expense), net .....               878               (7)                (326 )               -              545
   Interest income (expense), net               (4,559)             554                  (611)               -           (4,616)
   Equity in earnings of
      subsidiaries .................            16,033            5,752                     -          (21,785)               -
                                     ------------------ ---------------- -------------------------------------------------------
Income before income
     tax provision .................             5,891           20,938                13,225          (22,285)          17,769
Income tax provision (benefit) .....            (2,397)           6,280                 5,848             (250)           9,481
                                     ------------------ ---------------- -------------------------------------------------------
Net income .........................           $ 8,288         $ 14,658              $  7,377         $(22,035)        $  8,288
                                     ------------------ ---------------- -------------------- ----------------------------------

                                     ------------------ ---------------- -------------------- ----------------------------------




                                 CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
                                            FOR THE QUARTER ENDED JULY 31, 1998
                                                      (In thousands)

                                                           Combined           Combined
                                                           Guarantor        Non-Guarantor
                                      Metallurg, Inc.    Subsidiaries       Subsidiaries        Eliminations        Consolidated
                                     ------------------ ---------------- -------------------- ------------------ -------------------

Net income .........................            $1,498           $7,566               $3,202           $(10,768)            $ 1,498

Other comprehensive income
   (loss):
   Foreign currency translation
      adjustment ...................            (1,152)            (841)              (1,163)             2,004              (1,152)
                                     ------------------ ---------------- -------------------- ------------------ -------------------

Comprehensive income ...............           $   346           $6,725               $2,039           $ (8,764)            $   346
                                     ------------------ ---------------- -------------------- ------------------ -------------------

                                     ------------------ ---------------- -------------------- ------------------ -------------------



                                 CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
                                         FOR THE TWO QUARTERS ENDED JULY 31, 1998
                                                      (In thousands)

                                                           Combined           Combined
                                                           Guarantor        Non-Guarantor
                                      Metallurg, Inc.    Subsidiaries       Subsidiaries        Eliminations        Consolidated
                                     ------------------ ---------------- -------------------- ------------------ -------------------

Net income .........................           $ 8,288          $14,658               $7,377           $(22,035)             $8,288

Other comprehensive income
   (loss):
   Foreign currency translation
      adjustment ...................            (1,076)            (401)              (1,087)             1,488              (1,076)
                                     ------------------ ---------------- -------------------- ------------------ -------------------

Comprehensive income ...............           $ 7,212          $14,257               $6,290           $(20,547)             $7,212
                                     ------------------ ---------------- -------------------- ------------------ -------------------

                                     ------------------ ---------------- -------------------- ------------------ -------------------






                                  CONDENSED CONSOLIDATING BALANCE SHEET AT JULY 31, 1998
                                                      (In thousands)

                                                          Combined           Combined
                                                         Guarantor         Non-Guarantor
                                     Metallurg, Inc.    Subsidiaries       Subsidiaries        Eliminations       Consolidated
                                    ----------------  ----------------- -------------------- -------------------------------------


ASSETS
Current assets:
   Cash and cash equivalents ......          $ 17,775         $  2,432             $ 24,216                              $ 44,423
   Accounts and notes
      receivable, net .............            39,557           64,565               69,219          $ (78,149)            95,192
   Inventories ....................             7,347           43,287               75,262             (4,245)           121,651
   Other assets ...................             8,302               97                7,059                250             15,708
                                    ----------------------------------- -------------------- -------------------------------------
       Total current assets .......            72,981          110,381              175,756            (82,144)           276,974
Investments - intergroup ..........           104,625           54,766                    -           (159,391)                 -
Investments - other ...............               250                -                3,351                  -              3,601
Property, plant and
   equipment, net .................               982            6,866               36,003                  -             43,851
Other assets ......................             5,851                3               11,089                (39)            16,904
                                    ----------------------------------- -------------------- -------------------------------------
      Total .......................          $184,689         $172,016             $226,199          $(241,574)          $341,330
                                    ----------------------------------- -------------------- -------------------------------------

                                    ----------------------------------- -------------------- -------------------------------------

LIABILITIES
Current liabilities:
   Short-term debt and current
     portion of long-term debt ....                                                $  1,868                             $   1,868
    Trade payables ................          $  2,599         $ 16,828               52,927          $ (13,128)            59,226
   Accrued expenses ...............             3,429            9,432               18,698                  -             31,559
   Loans payable - intergroup ....             22,063           16,524               36,435            (75,022)                 -
   Other current liabilities ......                 -            6,099                3,163                  -              9,262
                                    ----------------------------------- -------------------- -------------------------------------
      Total current liabilities ...            28,091           48,883              113,091            (88,150)           101,915
                                    ----------------------------------- -------------------- -------------------------------------
Long-term liabilities:
   Long-term debt .................           100,000                -                2,641                  -            102,641
   Accrued pension liabilities ....               342            1,834               35,958                  -             38,134
   Environmental liabilities, net                   -           34,196                2,965                  -             37,161
   Other liabilities ..............             1,395                -                5,262                (39)             6,618
                                    ----------------------------------- -------------------- -------------------------------------
      Total long-term liabilities             101,737           36,030               46,826                (39)           184,554
                                    ----------------------------------- -------------------- -------------------------------------
      Total liabilities ...........           129,828           84,913              159,917            (88,189)           286,469
                                    ----------------------------------- -------------------- -------------------------------------

SHAREHOLDERS' EQUITY:
   Common stock outstanding .......                 -            1,227               80,358            (81,585)                 -
   Additional paid-in capital .....            46,137           90,867                1,104            (91,971)            46,137
   Accumulated other
     comprehensive income..........              (403)             708               21,299            (22,007)              (403)
   Retained earnings (deficit) ....             9,127           (5,699)             (36,479)            42,178              9,127
                                    ----------------------------------- -------------------- -------------------------------------
   Shareholders' equity ...........            54,861           87,103               66,282           (153,385)            54,861
                                    ----------------------------------- -------------------- -------------------------------------
      Total .......................          $184,689         $172,016             $226,199          $(241,574)          $341,330
                                    ----------------------------------- -------------------- -------------------------------------

                                    ----------------------------------- -------------------- -------------------------------------

                                             13



                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                         FOR THE TWO QUARTERS ENDED JULY 31, 1998
                                                      (In thousands)


                                                                              Combined         Combined
                                                                             Guarantor       Non-Guarantor
                                                        Metallurg, Inc.     Subsidiaries     Subsidiaries      Consolidated
                                                       ------------------ ----------------------------------- ----------------

Net Cash Flows from
   Operating Activities .............................           $(12,319)           $8,155           $12,656           $8,492
                                                       ------------------ ----------------------------------- ----------------

Cash Flows from Investing Activities:
   Additions to property, plant and equipment .......                (49)             (786)           (6,163)          (6,998)
   Proceeds from asset sales ........................              1,122               109                55            1,286
   Other, net .......................................               (212)                -            (2,042)          (2,254)
                                                       ------------------ ----------------------------------- ----------------
Net cash provided by (used in) investing
   activities .......................................                861              (677)           (8,150)          (7,966)
                                                       ------------------ ----------------------------------- ----------------

Cash Flows from Financing and Merger
 Activities:
   Capital contribution from Safeguard ..............              3,541                 -                 -            3,541
   Intergroup borrowings (repayments) ...............              6,691            (5,770)             (921)               -
   Net short-term borrowings ........................                  -                 -            (1,851)          (1,851)
   Repayment of long-term debt ......................                  -                 -              (548)            (548)
   Dividends received (paid)                                       3,118                 -            (3,118)               -
                                                       ------------------ ----------------------------------- ----------------
Net cash provided by (used in) financing
   activities .......................................             13,350            (5,770)           (6,438)           1,142
                                                       ------------------ ----------------------------------- ----------------

Effects of exchange rate changes on cash
   and cash equivalents .............................                  -                 -              (248)            (248)
                                                       ------------------ ----------------------------------- ----------------

Net increase (decrease) in cash and cash
   equivalents ......................................              1,892             1,708            (2,180)           1,420
Cash and cash equivalents -
   beginning of period ..............................             15,883               724            26,396           43,003
                                                       ------------------ ----------------------------------- ----------------
Cash and cash equivalents -
   end of period ....................................            $17,775            $2,432           $24,216          $44,423
                                                       ------------------ ----------------------------------- ----------------

                                                       ------------------ ----------------------------------- ----------------


                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Overview

On  July  13,  1998,   Metallurg  was  acquired  by  a  group  of  institutional
co-investors led by Safeguard. Metallurg is now a wholly owned subsidiary of Metallurg Holdings Inc., a Delaware corporation formed on June 10, 1998 by Safeguard to effect the acquisition.

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

In addition, as a result of Metallurg's change in its fiscal year from a calendar year to January 31, effective as of April 1, 1997, the consolidated operating results of the Company for the two quarters ending July 31, 1998 include the results of Metallurg, Inc., the parent holding company, for the six month period ended July 31, 1998 and the results of its operating subsidiaries (whose fiscal years remain the calendar year) for the six month period ended June 30, 1998. The consolidated balance sheet data of the Company at July 31, 1998 reflect the financial position of Metallurg, Inc. at July 31, 1998 and of the operating subsidiaries at June 30, 1998.

Results of Operations

Total Revenues
---------------
Total revenues for Metallurg increased by 1.9%, from $166.9 million in the quarter ended July 31, 1997 to $170.0 million in the quarter ended July 31, 1998. Increased volume and selling prices of ferrovanadium accounted for most of the increase. In addition, revenues from increased sales of ferrotitanium and chromium metal, due primarily to increased volume, more than offset a reduction in sales of low carbon ferrochrome, ferroboron and polishing powders due primarily to increased price competition.

Total revenues for Metallurg increased by 7.9%, from $155.6 million in the first quarter of 1997 to $167.8 million in the first quarter of 1998. Increased volume and selling prices of ferrovanadium accounted for substantially all of the increase. In addition, revenues from increased sales of ferrotitanium and low carbon ferrochrome, due primarily to increased volume, more than offset a reduction in sales of ferroboron and polishing powders due to increased price competition.

Gross Margins
-------------
Gross margins increased from $24.7 million in the quarter ended July 31, 1997 to $27.3 million in the quarter ended July 31, 1998, an increase of 10.5%, due principally to the price and volume increases in ferrovanadium and ferrotitanium. In aluminum master alloys and compacted products, a slight decrease in volume was more than offset by improvements in product mix and selling prices. Improvement in gross margins was partially offset by decreases in low carbon ferrochrome margins resulting from lower selling prices and less favorable product mix. The values of the Company's assets were reduced pursuant to fresh-start reporting, reducing depreciation expense in each of the quarters ended July 31, 1998 and 1997 by $0.3 million and increasing gross margins by an equal amount.

Gross margins increased from $21.5 million in the first quarter of 1997 to $28.8 million in the first quarter of 1998, an increase of 33.9%, due principally to the price and volume increases discussed above. In aluminum master alloys and compacted products, a slight decrease in volume was more than offset by improvements in product mix and selling prices, which offset negative production variances. The values of the Company's assets were reduced pursuant to fresh-start reporting, reducing depreciation expense in the quarter ended April 30, 1998 by $0.3 million and increasing gross margins by an equal amount.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses ("SG&A") increased from $14.4 million in the quarter ended July 31, 1997 to $15.1 million in the quarter ended July 31, 1998, an increase of 5.0%. For the quarter ended July 31, 1997, SG&A represented 8.7% of the Company's sales compared to 8.9% for the quarter ended July 31, 1998. SG&A were higher in 1998 due partly to the accelerated amortization of awards under the Stock Award and Stock Option Plan of Metallurg issued in connection with the consummation of the Plan.

SG&A decreased from $15.0 million in the first quarter of 1997 to $14.8 million in the first quarter of 1998, a decrease of 1.9%. For the first quarter of 1997, SG&A represented 9.7% of the Company's sales compared to 8.8% for the first quarter of 1998. SG&A was higher in 1997 due to increased bonus accruals and Stock Awards incurred in connection with the consummation of the Plan and additional costs related to the audit of March 31, 1997 financial statements.

Operating Income
----------------
Operating income decreased from $10.3 million in the quarter ended July 31, 1997 to $7.8 million in the quarter ended July 31, 1998, a decrease of 24.6%. The decrease results almost entirely from the merger costs of $4.4 million incurred in July 1998. These costs included (a) $3.5 million for payments to cancel compensatory options; (b) $0.6 million in consent fees incurred in order to obtain a one-time waiver of the change of control provisions of the Senior Note Indenture and to amend the Indenture to reflect the post-Merger ownership of Metallurg, Inc.; and (c) $0.3 million of other merger costs.

Operating income increased from $6.5 million for the first quarter of 1997 to $14.1 million for the first quarter of 1998, an increase of 117.0%. The increase resulted from the improvement in gross margins and decrease in SG&A, mentioned above.

Interest Income (Expense), Net
-------------------------------
Interest income (expense), net is as follows (in thousands):

                                                        Quarter          Quarter              Quarter          Quarter
                                                         Ended            Ended                Ended            Ended
                                                       July 31,         April 30,             July 31,        March 31,
                                                         1998              1998                 1997             1997
                                                    ---------------- ----------------- ------------------  --------------


      Interest income ...........................          $    820          $    828             $    947          $ 1,461
      Interest expense ...........................           (3,364)           (2,900)              (2,426)          (1,706)
                                                                ---
                                                    ---------------- ------------------   ----------------------------------
         Interest income (expense), net .........           $(2,544)          $(2,072)             $(1,479)         $  (245)
                                                    ---------------- ------------------   ----------------------------------

                                                    ---------------- -----------------    ----------------------------------


Interest expense increased significantly in 1998. In each of the first two quarters of 1998, the Company accrued approximately $2.8 million of interest expense on $100 million aggregate principal amount of its 11% senior notes due 2007 (the "11% Senior Notes"), which were issued in November 1997. The Company used a portion of the proceeds from the 11% Senior Notes to retire $39.5 million of the then outstanding 12% Senior-Secured Notes of Metallurg, Inc. due 2007 (the "12% Senior-Secured Notes"). In each of the first two quarters of 1997, the Company accrued approximately $1.2 million of interest expense on these 12% Senior-Secured Notes. The Company did not accrue interest on debt incurred prior to entering Chapter 11 proceedings. As a result, approximately $2.1 million of contractual interest on these unsecured obligations, which were reported as part of liabilities subject to compromise, was not reflected in the quarter ended March 31, 1997.

Income Tax Provision (Benefit):
-------------------------------
Income tax provision, net of tax benefits, is as follows (in thousands):

                                                        Quarter          Quarter              Quarter          Quarter
                                                         Ended            Ended                Ended            Ended
                                                       July 31,         April 30,             July 31,        March 31,
                                                         1998              1998                 1997             1997
                                                    ---------------- -----------------    ----------------  ----------------



      Total current .............................            $2,512            $4,690               $2,410         $    704
      Total deferred .............................              892             1,387                2,701           (3,767)
                                                                ---
                                                    ---------------- -----------------    ------------------ -----------------
         Income tax provision (benefit), net ....            $3,404            $6,077               $5,111          $(3,063)
                                                    ---------------- -----------------    ------------------ -----------------
                                                    ---------------- -----------------    ------------------ -----------------


The differences between the statutory Federal income tax rate and the Company's effective rate result primarily because of: (i) the excess of foreign tax rates over the statutory Federal income tax rate; (ii) certain deductible temporary differences which, in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; (iii) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized approximating $(0.1) million and $0.5 million in the quarters ended July 31, 1998 and April 30, 1998, respectively; and (iv) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital" approximating $1.0 million and $0.9 million in the quarters ended July 31, 1998 and April 30, 1998, respectively. The deferred tax expenses referred to in items (iii) and (iv) above will not result in cash payments in future periods.

Net Income
-----------
Net income decreased from $3.7 million for the quarter ended July 31, 1997 to $1.5 million for the quarter ended July 31, 1998. The decrease resulted primarily from the merger costs and increased interest expense, partially offset by increased gross margins, noted above.

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

Liquidity and Financial Resources

General
-------
The Company's sources of liquidity include cash from operations and amounts available under credit facilities. In addition, the Company has $44.4 million of cash and cash equivalents at July 31, 1998. In November 1997, the Company sold $100 million principal amount of 11% Senior Notes due 2007, the proceeds of which were used to retire the Company's then existing 12% Senior-Secured Notes (approximately $39.5 million), repay certain debt of the UK and German subsidiaries (approximately $19.8 million) and to pay a cash dividend (approximately $20.0 million). The balance of the net proceeds will be used for general corporate purposes. The Company believes that these sources are sufficient to fund the current and anticipated future requirements of working capital, capital expenditures, pension benefits, potential acquisitions and environmental expenditures through at least 1999.

At July 31, 1998, the Company had $44.4 million in cash and cash equivalents and working capital of $175.1 million, as compared to $43.0 million and $167.8 million, respectively, at January 31, 1998. For the first two quarters of 1998, the Company generated $8.5 million in cash from operations and received proceeds of approximately $1.1 million on the sale of its Luxembourg affiliate. Capital expenditures approximated $7.0 million in the first two quarters and in February 1998, the Company purchased an additional 5% interest in a Russian magnesium metal producer for approximately $2.0 million.


Credit Facilities and Other Financing Arrangements
---------------------------------------------------
The Company has a credit facility with certain financial institutions led by BankBoston, N.A. as agent (the "Revolving Credit Facility") which provides Metallurg, Shieldalloy and certain of their subsidiaries with up to $50.0 million of financing resources at a rate per annum equal to (i) the Alternate Base Rate plus 1.0% per annum (the Alternate Base Rate is the greater of the Base Rate or the Federal Funds Effective Rate plus 0.5%) or (ii) the reserve adjusted Eurodollar rate plus 2.5% for interest periods of one, two or three months. The Revolving Credit Facility permits borrowings of up to $50.0 million for working capital requirements and general corporate purposes, up to $30.0 million of which may be used for letters of credit in the U.S. At July 31, 1998, there were no outstanding loans and $28.3 million of letters of credit outstanding in the U.S. under the Revolving Credit Facility. On October 20, 1997, BankBoston, N.A., through its Frankfurt office, made available up to DM
20.5 million (approximately $11.3 million) of financing to certain of its German subsidiaries (the "German Subfacility"), which is guaranteed by Metallurg and the other U.S. borrowers under the Revolving Credit Facility.

In addition, several of the other foreign subsidiaries of Metallurg have credit facility arrangements with local banking institutions to provide funds for working capital and general corporate purposes. These local credit facilities contain restrictions that vary from company to company. At July 31, 1998, there were $0.8 million of outstanding loans under these local credit facilities.

Capital Expenditures

The Company invested $7.0 million in capital expenditures during the first two quarters of 1998. Capital expenditures are expected to total approximately $20.0 million in 1998. Although the Company has budgeted these items in 1998, the Company has not committed to complete these projects which are contingent on senior management approval and other conditions. The Company believes that these projects will be funded through internally generated cash, borrowings under the Revolving Credit Facility and local credit lines.

Environmental Remediation Costs

In 1996, the Company elected early adoption of the AICPA Statement of Position 96-1, "Environmental Remediation Liabilities", which among other requirements, states that losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the first two quarters of 1998, the Company expended $1.0 million for environmental remediation.

As part of the Plan, Shieldalloy entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, Shieldalloy has agreed to perform environmental remediation which, as of July 31, 1998, had an estimated cost of completion of $38.9 million. Of this amount, approximately $2.9 million is expected to be expended in the second half of 1998, $4.3 million in 1999 and $8.1 million in 2000. In addition, the Company estimates it will make expenditures of $5.0 million with respect to environmental remediation at its foreign facilities. Of this amount, approximately $0.5 million is expected to be expended in the second half of 1998, $0.7 million in 1999 and $0.7 million in 2000.


Year 2000 Compliance

Metallurg has completed an internal review of its and its subsidiaries' information technology systems in connection with its assessment of Year 2000 compliance. Metallurg is in the process of replacing or modifying some of the management and accounting systems at its subsidiaries to upgrade them generally and to make them Year 2000 compliant. Metallurg expects to spend between $1.0 million and $2.0 million on these systems changes. Metallurg expects that the information technology systems for all of its subsidiaries will be Year 2000 compliant by March 31, 1999. Metallurg is currently assessing whether any of its non-information technology will need to be modified to become Year 2000 compliant.

Metallurg has not received written assurances from its significant suppliers and customers to determine the state of their readiness with regard to Year 2000 compliance. Metallurg believes that they will be prepared for Year 2000 based on Metallurg's normal interactions with its customers and suppliers and because of the wide attention which the issue has received. Metallurg has not yet seen the need for contingency plans for the Year 2000 issue, but this need will continue to be monitored as Metallurg obtains more information about the state of readiness of its suppliers and customers.

         Metallurg presently believes that the Year 2000 issue will not pose significant operational problems for its business systems. However, if any needed modifications and conversions were not made, or were not completed timely, the Year 2000 issue could have an adverse impact on the Metallurg's operations and liquidity. If any of Metallurg's suppliers or customers do not, or if Metallurg itself does not, successfully deal with the Year 2000 issue, Metallurg could experience delays in receiving or shipping products and in receiving payments. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at this time.

         The anticipated costs for Metallurg to become Year 2000 compliant and the anticipated timing for Metallurg to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including timely performance by third parties who will provide Metallurg with the software for its new systems. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to locate and correct all relevant computer codes, the ability to successfully integrate new business systems with existing operations and similar uncertainties. Some risks of the Year 2000 issue are beyond the control of Metallurg and its suppliers and customers. In particular, Metallurg cannot predict the effect that the Year 2000 issue will have on the general economy.

PART II               OTHER  INFORMATION



Item 4.  Submission of Matters to a Vote of the Security Holders

 ......Election of Directors

         (a) The 1998 annual meeting of stockholders was held on June 10, 1998.
         (b) All of the Company's nominees, as set forth below, were elected. There was no solicitation in opposition to the Company's nominees.
         (c) The sole matter voted on at the 1998 annual meeting of shareholders was the election of directors. Set forth below are the number of votes cast for each director.

           Director                         Votes For         Voted Against or         Abstentions           Broker
                                                                  Withheld                                  Non-Votes

           Michael A. Standen               2,957,756                193                  -----               -----
           Alan D. Ewart                    2,957,915                34                   -----               -----
           Jon R. Bauer                     2,957,915                34                   -----               -----
           Peter A. Langerman               2,957,915                34                   -----               -----
           Herbert E. Seif                  2,957,915                34                   -----               -----


         Acquisition of Metallurg, Inc.

         On June 15, 1998, Metallurg, Metallurg Holdings and Metallurg Acquisition Corp. ("Metallurg Acquisition") entered into a merger agreement (the "Merger Agreement"). On July 13, 1998, pursuant to the Merger Agreement, Metallurg Acquisition merged with and into Metallurg, with Metallurg being the surviving corporation of the merger (the "Merger"). Upon consummation of the Merger, each share of Metallurg's outstanding common stock was converted into the right to receive $30.00 in cash. Upon consummation of the Merger, Metallurg Holdings became the owner of 100% of the outstanding common stock of Metallurg. Metallurg Holdings is owned by a group led by Safeguard International. Safeguard International is an international public equity fund based in Wayne, Pennsylvania.

         On June 18, Metallurg, Inc. received written consent from holders of 4,243,280 shares who voted for the Plan and Agreement of Merger dated
         June 15, 1998 by and among, Metallurg, Metallurg Holdings, and Metallurg Acquisition. No holders of shares abstained or withheld consent with respect to such vote.


Item 6. (a)           EXHIBITS

                      27 Financial Data Schedule


       6. (b)         REPORT ON FORM 8-K

                      1. Form 8-K dated June 15, 1998 (filed on June 16, 1998) announcing that Metallurg had entered into a merger agreement with Metallurg Holdings and Metallurg Acquisition pursuant to which Metallurg Acquisition merged with and into Metallurg with Metallurg being the Surviving Corporation of the Merger. Upon consummation of the Merger, each share of Metallurg's outstanding common stock was converted into the right to receive $30.00 in cash. Upon consummation of the Merger, Metallurg Holdings became the owner of 100% of the outstanding common stock of Metallurg.

                      2. Form 8-K/A (filed on July 2, 1998) relating to Press Releases dated June 19, 1998 regarding the financing of the Merger by Metallurg Holdings and the Commencement of a Consent Solicitation of the 11% Senior Notes.

                      3. Form 8-K/A (filed July 21, 1998) relating to Press Release dated July 13, 1998 announcing consummation of Merger transaction.

                      4.   Form 8-K dated August 10, 1998 (filed August 12,
                           1998) announcement of new management team of Metallurg.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on September 9, 1998 on its behalf by the undersigned thereunto duly authorized.


                                                METALLURG, INC.




                                                /s/  BARRY C. NUSS
                                                -------------------------------
                                                Barry C. Nuss
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)