Form 10-Q
period 1998-10-31
METALLURG INC
filed 1998-12-15
CIK 1030992

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the quarterly period ended October 31, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

                                 METALLURG, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                      13-1661467
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

The number of shares of common stock, $0.01 par value, issued and outstanding as of December 15, 1998 was 5,000,000.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                   Page No.
                                                                                   --------
Part I.  FINANCIAL INFORMATION:

         Item 1 - Financial Statements (Unaudited)

                  Condensed Statements of Consolidated Operations for the
                  Quarter and the Three Quarters Ended October 31, 1998, the
                  Quarter and the Two Quarters Ended October 31, 1997 and the
                  Quarter Ended March 31, 1997                                        3

                  Condensed Statements of Consolidated Comprehensive Income for
                  the Quarter and the Three Quarters Ended October 31, 1998, the
                  Quarter and the Two Quarters Ended October 31, 1997 and the
                  Quarter Ended March 31, 1997                                        4

                  Condensed Consolidated Balance Sheets at October 31, 1998 and
                  January 31, 1998                                                    5

                  Condensed Statements of Consolidated Cash Flows for the Three
                  Quarters Ended October 31, 1998, the Two Quarters Ended
                  October 31, 1997 and the Quarter Ended March 31, 1997               6

                  Notes to Condensed Unaudited Consolidated Financial Statements      7 - 14

         Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                          15 - 21


Part II. OTHER INFORMATION

         Item 6. (a)    EXHIBITS                                                     22

              6. (b)    REPORT ON FORM 8-K


                  Signature Page                                                     23

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(IN THOUSANDS)


                                                                                                                 Predecessor
                                                                   Reorganized Company                             Company
                                         -----------------------------------------------------------------       -----------
                                           Quarter        Three Quarters       Quarter        Two Quarters         Quarter
                                            Ended             Ended             Ended             Ended             Ended
                                         October 31,       October 31,       October 31,       October 31,        March 31,
                                             1998              1998              1997              1997              1997
                                         -----------      --------------     -----------      ------------       -----------
Total revenue ........................    $ 142,708         $ 480,551         $ 148,325         $ 315,204         $ 155,587
                                          ---------         ---------         ---------         ---------         ---------
Operating costs and expenses:
   Cost of sales .....................      124,401           406,080           127,276           269,411           134,060
   Selling, general and administrative
      expenses .......................       15,587            45,495            13,560            27,987            15,046
   Merger costs ......................        2,607             7,023                 -                 -                 -
                                          ---------         ---------         ---------         ---------         ---------
   Total operating costs and
     expenses.........................      142,595           458,598           140,836           297,398           149,106
                                          ---------         ---------         ---------         ---------         ---------
      Operating income ...............          113            21,953             7,489            17,806             6,481
Other income (expense):
   Other income, net .................        1,487             2,032             1,074               998             3,179
   Interest expense, net .............       (2,303)           (6,919)           (1,332)           (2,811)             (245)
   Reorganization expense ............            -                 -                 -                 -            (2,663)
   Fresh-start revaluation ...........            -                 -                 -                 -             5,107
                                          ---------         ---------         ---------         ---------         ---------
Income (loss) before income tax
   provision and extraordinary item ..         (703)           17,066             7,231            15,993            11,859
Income tax provision (benefit) .......         (741)            8,740             5,517            10,628            (3,063)
                                          ---------         ---------         ---------         ---------         ---------
Income before extraordinary item .....           38             8,326             1,714             5,365            14,922
Extraordinary item ...................            -                 -                 -                 -            43,032
                                          ---------         ---------         ---------         ---------         ---------
Net income ...........................    $      38         $   8,326         $   1,714         $   5,365         $  57,954
                                          =========         =========         =========         =========         =========



       See notes to condensed unaudited consolidated financial statements.

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED) (IN THOUSANDS)

                                                                                                     Predecessor
                                                           Reorganized Company                         Company
                                     ------------------------------------------------------------    -----------
                                       Quarter     Three Quarters     Quarter        Two Quarters      Quarter
                                        Ended          Ended           Ended            Ended           Ended
                                     October 31,     October 31,     October 31,      October 31,     March 31,
                                        1998            1998            1997             1997            1997
                                     -----------   --------------    -----------     ------------    -----------
Net income .......................    $     38        $  8,326        $  1,714         $  5,365        $ 57,954

Other comprehensive income (loss):
   Foreign currency translation
      adjustments (a) ............       1,356             280            (557)             688          (1,224)
                                      --------        --------        --------         --------        --------
Comprehensive income .............    $  1,394        $  8,606        $  1,157         $  6,053        $ 56,730
                                      ========        ========        ========         ========        ========

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

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS)

                                             Reorganized Company
                                         ---------------------------
                                         October 31,     January 31,
                                            1998            1998
                                         -----------     -----------
ASSETS
Current assets:
   Cash and cash equivalents .........    $ 40,515        $ 43,003
   Accounts and notes receivable,
     net..............................      78,489          83,931
   Inventories .......................     139,932         117,589
   Other assets ......................      17,013          14,239
                                          --------        --------
      Total current assets ...........     275,949         258,762
Property, plant and equipment, net ...      48,047          41,502
Other assets .........................      22,444          19,522
                                          --------        --------
      TOTAL ..........................    $346,440        $319,786
                                          ========        ========

LIABILITIES
Current liabilities:
   Short-term debt and current portion
      of long-term debt ..............    $  1,969        $  4,016
   Trade payables ....................      48,329          51,308
   Accrued expenses ..................      37,494          30,575
   Other current liabilities .........       8,420           5,106
                                          --------        --------
      Total current liabilities ......      96,212          91,005
                                          --------        --------

Long-term debt .......................     108,415         103,133
Accrued pension liabilities ..........      41,566          38,351
Environmental liabilities, net .......      36,618          38,527
Other liabilities ....................       6,020           6,999
                                          --------        --------
      Total long-term liabilities ....     192,619         187,010
                                          --------        --------
      Total liabilities ..............     288,831         278,015
                                          --------        --------
SHAREHOLDERS' EQUITY
Common stock .........................           -              50
Additional paid-in capital ...........      47,491          40,209
Accumulated other comprehensive
  income..............................         953             673
Retained earnings ....................       9,165             839
                                          --------        --------
   Total shareholders' equity ........      57,609          41,771
                                          --------        --------
      TOTAL ..........................    $346,440        $319,786
                                          ========        ========


      See notes to condensed unaudited consolidated financial statements.

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                                                  Predecessor
                                                                     Reorganized Company            Company
                                                               ------------------------------     -----------
                                                               Three Quarters    Two Quarters       Quarter
                                                                   Ended            Ended            Ended
                                                                 October 31,      October 31,      March 31,
                                                                    1998             1997             1997
                                                               -------------     ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...................................................    $  8,326         $  5,365         $ 57,954
Adjustments to reconcile net income to net cash provided by
operating activities:
  Executive stock awards .....................................         750              875              500
  Extraordinary item .........................................           -                -          (43,032)
  Fresh-start revaluation ....................................           -                -           (5,107)
  Depreciation and amortization ..............................       6,234            3,494            2,143
  Gain on sale of assets .....................................        (622)          (2,183)          (3,266)
  Reorganization expense, net of payments ....................        (144)          (4,051)           1,538
  Deferred income taxes ......................................       2,515            4,798           (3,767)
  Provision for doubtful accounts ............................         550            1,242              162
  Provision for environmental costs, net of payments .........      (1,718)            (927)            (256)
  Other, net .................................................       6,656            3,419            3,057
                                                                  --------         --------         --------
    Total ....................................................      22,547           12,032            9,926

Change in operating assets and liabilities:
  Decrease (increase) in trade receivables ...................       7,954            8,363          (20,272)
  Increase in inventories ....................................     (19,983)         (20,081)          (6,120)
  (Increase) decrease in other current assets ................      (4,985)           1,931             (355)
  Increase (decrease) in trade payables and accrued expenses .       6,974           (1,482)          18,895
  Decrease in prepetition liabilities ........................           -                -              (39)
  Receipt from environmental trust, net ......................           -                -            5,928
  Other assets and liabilities, net ..........................      (8,714)          (2,993)          (1,547)
                                                                  --------         --------         --------
    Net cash provided by (used in) operating activities ......       3,793           (2,230)           6,416
                                                                  --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment .................     (11,576)          (5,493)          (2,774)
  Proceeds from asset sales ..................................       1,337            3,812            4,966
  Other, net .................................................      (2,406)              39              (25)
                                                                  --------         --------         --------
    Net cash (used in) provided by investing activities ......     (12,645)          (1,642)           2,167
                                                                  --------         --------         --------

CASH FLOWS FROM FINANCING, MERGER AND REORGANIZATION
  ACTIVITIES:
  Capital contribution from Safeguard International ..........       3,541                -                -
  Cash distribution pursuant to plan of reorganization .......           -                -          (59,366)
  Drawdown of prepetition letters of credit ..................           -                -            9,700
  Proceeds from long-term debt, net ..........................       5,569                -            8,100
  Net short-term borrowings ..................................      (1,968)             (57)           1,062
  Repayment of long-term debt ................................        (975)            (576)            (487)
                                                                  --------         --------         --------
    Net cash provided by (used in) financing, merger and
       reorganization activities .............................       6,167             (633)         (40,991)
                                                                  --------         --------         --------

Effects of exchange rate changes on cash and cash
  equivalents ................................................         197             (217)            (526)
                                                                  --------         --------         --------
Net decrease in cash and cash equivalents ....................      (2,488)          (4,722)         (32,934)
Cash and cash equivalents - beginning of period ..............      43,003           30,340           63,274
                                                                  --------         --------         --------
Cash and cash equivalents - end of period ....................    $ 40,515         $ 25,618         $ 30,340
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

         On July 13, 1998, Metallurg, Inc. was acquired by a group of investors led by Safeguard International Fund, L.P. ("Safeguard International"). The acquisition was accomplished by Metallurg Acquisition Corp., a wholly owned subsidiary of Metallurg Holdings, Inc. ("Metallurg Holdings"), a Delaware corporation, merging with and into Metallurg, with Metallurg being the surviving company and Metallurg Holdings becoming the sole parent of Metallurg (the "Merger"). Metallurg Holdings was formed on June 10, 1998 and is a subsidiary of Safeguard International, an international private equity fund that invests primarily in equity securities of companies in process industries, certain limited partners of Safeguard International and a private equity fund. At the time of the Merger, each outstanding share of Metallurg common stock was converted into the right to receive $30 in cash. In connection with the Merger, Metallurg received the consents of 100% of the registered holders of its Senior Notes to a one-time waiver of the change of control provisions of the Senior Note Indenture to make such provisions inapplicable to the Merger and to amend the definition of "Permitted Holders" under the Senior Note
         Indenture to reflect the post-merger   ownership of Metallurg. No
         other modifications to terms of outstanding debt were affected in this regard. As of July 13, 1998, in connection with the Merger, all of the then outstanding shares of common stock of Metallurg were cancelled and 100 shares of common stock, $0.01 par value, were issued to Metallurg Holdings. On November 20, 1998, Metallurg consummated a 50,000 for 1 stock split and, as a result, Metallurg has 5,000,000 shares of common stock, $0.01 par value, outstanding, all of which were owned by Metallurg Holdings.

         On February 26, 1997, the Fourth Amended and Restated Joint Plan of Reorganization (the "Plan") of Metallurg and one of its subsidiaries, Shieldalloy Metallurgical Corporation ("Shieldalloy"), was confirmed by the U.S. Bankruptcy Court for the Southern District of New York. Transactions contemplated by the Plan were consummated on April 14, 1997 (the "Effective Date"). For financial reporting purposes, the Company has reflected the effects of the Plan consummation as of March 31, 1997. As a result of the consummation of the Plan and the adoption of fresh-start reporting under the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", financial statements for the quarter ended March 31, 1997, which includes the effects of the adoption of fresh-start reporting and consummation of the Plan are referred to as the "Predecessor Company". Financial statements for periods subsequent to March 31, 1997 are referred to as the "Reorganized Company". The financial statements of the Company after consummation of the Plan are not directly comparable to the Company's financial statements of prior periods.

         For further information, see the financial statements and footnotes thereto included in the Company's audited consolidated financial statements for the three quarters ended January 31, 1998 and the quarter ended March 31, 1997.

         Effective April 1, 1997, the Company changed the reporting period of Metallurg from a calendar year ending December 31 to a fiscal year ending January 31 and began reporting the results of its operating subsidiaries on a one-month lag. Accordingly, the three quarters ended October 31, 1998 include worldwide operating results for the nine months ended September 30, 1998 and operating results of Metallurg, the parent holding company, for the nine months ended October 31, 1998. Balance sheet data at October 31, 1998 reflect the financial position of Metallurg at October 31, 1998 and of its subsidiaries at September 30, 1998.

2.       CHANGE OF CONTROL

         As of August 10, 1998, Michael A. Standen resigned as President and Chief Executive Officer and was elected Vice Chairman of the board of directors. Alan D. Ewart was appointed President and Chief Executive Officer, Eric E. Jackson was appointed Senior Vice President and Chief Operating Officer and Robin A. Brumwell was appointed Senior Vice President. Barry C. Nuss and Mr. Brumwell signed new employment agreements with the Company, pursuant to which each received a one-time payment of $150,000 in consideration of waiving their right to receive payments under their former employment agreements. As of October 31, 1998, J. Richard Budd and Eric L. Schondorf elected to terminate their employment agreements. Mr. Budd resigned as Senior Vice President as of October 31, 1998. Michael A. Banks has notified the Company that he intends to terminate his employment as of January 1999. Pursuant to employment agreements between Metallurg and Mr. Standen, Mr. Budd, Mr. Banks and Mr. Schondorf, each of these individuals became entitled to payments of $1.2 million, $474,300, $321,300 and $313,650, respectively, as a result of their termination, in accordance with the terms of their respective employment agreements following the Merger. See Metallurg's Annual Report on Form 10-K for the year ended January 31, 1998 which has been filed with the Securities and Exchange Commission for a discussion of these employment agreements and of certain other benefits to which these employees become entitled in the event of their termination.


3.       INVENTORIES

         Inventories, net of reserves, consist of the following (in thousands):

                              October 31,  January 31,
                                 1998         1998
                              -----------  -----------
           Raw materials ...   $ 41,017     $ 32,938
           Work in process .      2,761        1,981
           Finished goods ..     91,046       77,473
           Other ...........      5,108        5,197
                               --------     --------
              Total ........   $139,932     $117,589
                               ========     ========

4.       COMMITMENTS AND CONTINGENCIES

         The Company continues defending various claims and legal actions arising in the normal course of business, including those relating to environmental matters. Management believes, based on the advice of counsel, that the outcome of such litigation will not have a material adverse effect on the Company's consolidated financial statements.

5.       EARNINGS PER COMMON SHARE

         The presentation of earnings per share is not presented since the Company is a wholly owned subsidiary of Metallurg Holdings.

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

7.       SUPPLEMENTAL GUARANTOR INFORMATION

         In November 1997, the Company sold $100 million principal amount of 11% senior notes due 2007 (the "Senior Notes"). Under the terms of the Senior Notes, Shieldalloy, Metallurg Holdings Corporation, Metallurg Services, Inc. and MIR (China), Inc. (collectively, the "Guarantors"), wholly owned subsidiaries of the Company, have fully and unconditionally guaranteed on a joint and several basis the Company's obligations to pay principal, premium and interest relative to the Senior Notes. Management has determined that separate, full financial statements of the Guarantors would not be material and, accordingly, such financial statements are not provided. Supplemental financial information of the Guarantors is presented below.

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                     FOR THE QUARTER ENDED OCTOBER 31, 1998
                                 (In thousands)

                                                       Combined         Combined
                                                       Guarantor      Non-Guarantor
                                   Metallurg, Inc.   Subsidiaries     Subsidiaries       Eliminations     Consolidated
                                   ---------------   ------------     -------------      ------------     ------------
Total revenue ...................    $  12,052         $  44,705        $ 109,075         $ (23,124)        $ 142,708
                                     ---------         ---------        ---------         ---------         ---------
Operating costs and expenses:
   Cost of sales ................       11,862            38,937           97,226           (23,624)          124,401
   Selling, general and
      administrative expenses ...        1,613             2,828           11,146                 -            15,587
   Merger costs .................        2,607                 -                -                 -             2,607
                                     ---------         ---------        ---------         ---------         ---------
Total operating costs and
      expenses ..................       16,082            41,765          108,372           (23,624)          142,595
                                     ---------         ---------        ---------         ---------         ---------
Operating income (loss) .........       (4,030)            2,940              703               500               113
Other income (expense):
   Other income, net ............          100                16            1,371                 -             1,487
   Interest income (expense), net       (2,264)              343             (382)                -            (2,303)
   Equity in earnings of
      subsidiaries ..............        4,121             2,054                -            (6,175)                -
                                     ---------         ---------        ---------         ---------         ---------
Income (loss) before income
     tax provision ..............       (2,073)            5,353            1,692            (5,675)             (703)
Income tax provision (benefit) ..       (2,111)              392              853               125              (741)
                                     ---------         ---------        ---------         ---------         ---------
Net income ......................    $      38         $   4,961        $     839         $  (5,800)        $      38
                                     =========         =========        =========         =========         =========

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                  FOR THE THREE QUARTERS ENDED OCTOBER 31, 1998
                                 (In thousands)

                                                       Combined         Combined
                                                       Guarantor      Non-Guarantor
                                   Metallurg, Inc.    Subsidiaries    Subsidiaries       Eliminations     Consolidated
                                   ---------------    ------------    -------------      ------------     ------------
Total revenue ...................    $  38,361         $ 157,457        $ 356,977         $ (72,244)        $ 480,551
                                     ---------         ---------        ---------         ---------         ---------
Operating costs and expenses:
   Cost of sales ................       36,202           131,804          310,318           (72,244)          406,080
   Selling, general and
      administrative expenses ...        5,627             8,074           31,794                 -            45,495
   Merger costs .................        7,023                 -                -                 -             7,023
                                     ---------         ---------        ---------         ---------         ---------
Total operating costs and
      expenses ..................       48,852           139,878          342,112           (72,244)          458,598
                                     ---------         ---------        ---------         ---------         ---------
Operating income (loss) .........      (10,491)           17,579           14,865                 -            21,953
Other income (expense):
   Other income, net ............          978                 9            1,045                 -             2,032
   Interest income (expense), net       (6,823)              897             (993)                -            (6,919)
   Equity in earnings of
      subsidiaries ..............       20,154             7,806                -           (27,960)                -
                                     ---------         ---------        ---------         ---------         ---------
Income before income
     tax provision ..............        3,818            26,291           14,917           (27,960)           17,066
Income tax provision (benefit) ..       (4,508)            6,672            6,701              (125)            8,740
                                     ---------         ---------        ---------         ---------         ---------
Net income ......................    $   8,326         $  19,619        $   8,216         $ (27,835)        $   8,326
                                     =========         =========        =========         =========         =========

      CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
                     FOR THE QUARTER ENDED OCTOBER 31, 1998
                                 (In thousands)

                                                    Combined      Combined
                                                    Guarantor   Non-Guarantor
                                 Metallurg, Inc.  Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                 ---------------  ------------  -------------  ------------   ------------
Net income  .............           $    38         $ 4,961        $   839        $(5,800)       $    38

Other comprehensive income
   (loss):
   Foreign currency translation
      adjustment ..............       1,356            (377)         1,306           (929)         1,356
                                    -------         -------        -------        -------        -------

Comprehensive income ..........     $ 1,394         $ 4,584        $ 2,145        $(6,729)       $ 1,394
                                    =======         =======        =======        =======        =======



      CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
                  FOR THE THREE QUARTERS ENDED OCTOBER 31, 1998
                                 (In thousands)

                                                    Combined      Combined
                                                    Guarantor   Non-Guarantor
                                 Metallurg, Inc.  Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                 ---------------  ------------  -------------  ------------   ------------
Net income ....................    $  8,326         $ 19,619       $  8,216      $(27,835)      $  8,326

Other comprehensive income
   (loss):
   Foreign currency translation
      adjustment ..............         280             (778)           219           559            280
                                   --------         --------       --------      --------       --------

Comprehensive income ..........    $  8,606         $ 18,841       $  8,435      $(27,276)      $  8,606
                                   ========         ========       ========      ========       ========

      CONDENSED CONSOLIDATING BALANCE SHEET AT OCTOBER 31, 1998 (UNAUDITED)
                                 (In thousands)

                                                      Combined      Combined
                                                      Guarantor   Non-Guarantor
                                   Metallurg, Inc.  Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                   ---------------  ------------  -------------  ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents ....     $  19,258       $     840     $  20,417                     $  40,515
   Accounts and notes
      receivable, net ...........        32,609          55,374        62,299     $ (71,793)         78,489
   Inventories ..................         8,296          51,315        84,066        (3,745)        139,932
   Other assets .................        10,476             127         9,285        (2,875)         17,013
                                      ---------       ---------     ---------     ---------       ---------
       Total current assets .....        70,639         107,656       176,067       (78,413)        275,949
Investments - intergroup ........       111,466          57,890             -      (169,356)              -
Investments - other .............           250               -         3,593             -           3,843
Property, plant and
   equipment, net ...............           944           7,226        39,877             -          48,047
Other assets ....................         5,700               3        12,937           (39)         18,601
                                      ---------       ---------     ---------     ---------       ---------
      Total .....................     $ 188,999       $ 172,775     $ 232,474     $(247,808)      $ 346,440
                                      =========       =========     =========     =========       =========


LIABILITIES
Current liabilities:
   Short-term debt and current
     portion of long-term debt ..                                   $   1,969                     $   1,969
   Trade payables ...............     $   1,786       $  17,400        48,822     $ (19,679)         48,329
   Accrued expenses .............         6,849          10,354        20,291             -          37,494
   Loans payable - intergroup ...        21,203          10,135        30,777       (62,115)              -
   Other current liabilities ....             -           5,825         5,595        (3,000)          8,420
                                      ---------       ---------     ---------     ---------       ---------
      Total current liabilities .        29,838          43,714       107,454       (84,794)         96,212
                                      ---------       ---------     ---------     ---------       ---------
Long-term liabilities:
   Long-term debt ...............       100,000               -         8,415             -         108,415
   Accrued pension liabilities ..           282           1,833        39,451             -          41,566
   Environmental liabilities, net             -          33,522         3,096             -          36,618
   Other liabilities ............         1,270               -         4,789           (39)          6,020
                                      ---------       ---------     ---------     ---------       ---------
      Total long-term liabilities       101,552          35,355        55,751           (39)        192,619
                                      ---------       ---------     ---------     ---------       ---------
      Total liabilities .........       131,390          79,069       163,205       (84,833)        288,831
                                      ---------       ---------     ---------     ---------       ---------

SHAREHOLDERS' EQUITY:
   Common stock outstanding .....             -           1,227        80,448       (81,675)              -
   Additional paid-in capital ...        47,491          90,867         1,014       (91,881)         47,491
   Accumulated other
     comprehensive income .......           953             331        22,605       (22,936)            953
   Retained earnings (deficit) ..         9,165           1,281       (34,798)       33,517           9,165
                                      ---------       ---------     ---------     ---------       ---------
   Shareholders' equity .........        57,609          93,706        69,269      (162,975)         57,609
                                      ---------       ---------     ---------     ---------       ---------
      Total .....................     $ 188,999       $ 172,775     $ 232,474     $(247,808)      $ 346,440
                                      =========       =========     =========     =========       =========

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                  FOR THE THREE QUARTERS ENDED OCTOBER 31, 1998
                                 (In thousands)

                                                                  Combined        Combined
                                                                  Guarantor     Non-Guarantor
                                               Metallurg, Inc.  Subsidiaries     Subsidiaries      Consolidated
                                               ---------------  ------------    -------------      ------------
NET CASH FLOWS FROM
   OPERATING ACTIVITIES .....................    $(18,359)        $  7,825         $ 14,327         $  3,793
                                                 --------         --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment         (58)          (1,419)         (10,099)         (11,576)
   Proceeds from asset sales ................       1,122              135               80            1,337
   Other, net ...............................        (177)               1           (2,230)          (2,406)
                                                 --------         --------         --------         --------
Net cash provided by (used in) investing
   activities ...............................         887           (1,283)         (12,249)         (12,645)
                                                 --------         --------         --------         --------

CASH FLOWS FROM FINANCING AND MERGER
 ACTIVITIES:
   Capital contribution from Safeguard
      International .........................       3,541                -                -            3,541
   Intergroup borrowings (repayments) .......      13,926           (6,426)          (7,500)               -
   Proceeds from long-term debt .............           -                -            5,569            5,569
   Net short-term borrowings ................           -                -           (1,968)          (1,968)
   Repayment of long-term debt ..............           -                -             (975)            (975)
   Dividends received (paid) ................       3,380                -           (3,380)               -
                                                 --------         --------         --------         --------
Net cash provided by (used in) financing and
   merger activities ........................      20,847           (6,426)          (8,254)           6,167
                                                 --------         --------         --------         --------

Effects of exchange rate changes on cash
   and cash equivalents .....................           -                -              197              197
                                                 --------         --------         --------         --------

Net increase (decrease) in cash and cash
   equivalents ..............................       3,375              116           (5,979)          (2,488)
Cash and cash equivalents -
   beginning of period ......................      15,883              724           26,396           43,003
                                                 --------         --------         --------         --------
Cash and cash equivalents -
   end of period ............................    $ 19,258         $    840         $ 20,417         $ 40,515
                                                 ========         ========         ========         ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q may constitute forward-looking statements for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of Metallurg, Inc. to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Factors which may cause the Company's results to be materially different include the cyclical nature of the Company's business, the Company's dependence on foreign customers (particularly customers in Europe), the economic strength of the Company's markets generally and particularly the strength of the demand for iron, steel, aluminum and superalloys and titanium alloy industries in those markets, pricing of the Company's products, the accuracy of the Company's estimates of the costs of environmental remediation and the extension or expiration of existing anti-dumping duties.


OVERVIEW

On July 13, 1998, Metallurg was acquired by a group of institutional co-investors led by Safeguard International. Metallurg is now a wholly owned subsidiary of Metallurg Holdings Inc., a Delaware corporation formed on June 10, 1998 by Safeguard International to effect the acquisition.

As a result of Metallurg's change in its fiscal year from a calendar year to January 31, effective as of April 1, 1997, the consolidated operating results of the Company for the three quarters ending October 31, 1998 include the results of Metallurg, Inc., the parent holding company, for the nine month period ended October 31, 1998 and the results of its operating subsidiaries (whose fiscal years remain the calendar year) for the nine month period ended September 30, 1998. The consolidated balance sheet data of the Company at October 31, 1998 reflect the financial position of Metallurg, Inc. at October 31, 1998 and of the operating subsidiaries at September 30, 1998.

Effective March 31, 1997, the Company implemented fresh-start reporting relating to its emergence from bankruptcy. Accordingly, all assets and liabilities were restated to reflect their respective fair values and the consolidated financial statements subsequent to that date include the related amortization of credits associated with the fair value adjustments. The consolidated financial statements after that date are those of a new reporting entity and are not directly comparable to the pre-confirmation periods. The amounts presented below for the Company for the three quarters ended October 31, 1997 represent the mathematical addition of the historical amounts for the Predecessor Company and the Reorganized Company only for purposes of the discussion below. Significant differences between periods due to fresh-start reporting adjustments are explained below, when necessary.

                                            Quarter           Quarter        Three Quarters    Three Quarters
                                             Ended             Ended             Ended             Ended
                                          October 31,       October 31,       October 31,       October 31,
                                              1998              1997              1998              1997
                                          -----------       -----------      --------------    --------------
Total revenue .........................    $ 142,708         $ 148,325         $ 480,551         $ 470,791
                                           ---------         ---------         ---------         ---------
Operating costs and expenses:
   Cost of sales ......................      124,401           127,276           406,080           403,471
   Selling, general and administrative
      expenses ........................       15,587            13,560            45,495            43,033
   Merger costs .......................        2,607                 -             7,023                 -
                                           ---------         ---------         ---------         ---------
   Total operating costs and expenses .      142,595           140,836           458,598           446,504
                                           ---------         ---------         ---------         ---------
      Operating income ................          113             7,489            21,953            24,287
Other income (expense):
   Other income , net ........                 1,487             1,074             2,032             4,177
   Interest expense, net ..............       (2,303)           (1,332)           (6,919)           (3,056)
   Reorganization expense .............            -                 -                 -            (2,663)
   Fresh-start revaluation ............            -                 -                 -             5,107
                                           ---------         ---------         ---------         ---------
Income (loss) before income tax
   provision and extraordinary item ...         (703)            7,231            17,066            27,852
Income tax provision (benefit) ........         (741)            5,517             8,740             7,565
                                           ---------         ---------         ---------         ---------
Income before extraordinary item                  38             1,714             8,326            20,287
Extraordinary item ....................            -                 -                 -            43,032
                                           ---------         ---------         ---------         ---------
Net income  .....................          $            38   $   1,714         $   8,326         $  63,319
                                           =========         =========         =========         =========


RESULTS OF OPERATIONS

Total Revenues

Total revenues increased by 2.1%, from $470.8 million in the three quarters ended October 31, 1997 to $480.6 million in the three quarters ended October 31, 1998. Increased volume and selling prices during the first half of 1998 of ferrovanadium accounted for most of the increase. In addition, revenues from increased sales of ferrotitanium and chromium metal, due primarily to increased volume, more than offset a reduction in sales of low carbon ferrochrome, ferroboron and polishing powders due primarily to increased price competition. Revenues from sales of products not produced by the Company, primarily cobalt, silicon and manganese products, also declined during this period, due primarily to lower volumes.

Total revenues decreased by 3.8%, from $148.3 million in the third quarter of 1997 to $142.7 million in the third quarter of 1998. Decreased revenues from sales of aluminum master alloys and compacted products, cobalt, silicon and manganese products, due primarily to declines in volume, more than offset the increase in volume and selling prices of ferrovanadium.

Gross Margins

Gross margins increased from $67.3 million in the three quarters ended October 31, 1997 to $74.5 million in the three quarters ended October 31, 1998, an increase of 10.6%, due principally to the price and volume increases in ferrovanadium. In aluminum master alloys and compacted products, a decrease in volume was more than offset by improvements in product mix and cost reductions. Improvement in gross margins was partially offset by decreases in low carbon ferrochrome margins resulting from lower selling prices and less favorable product mix. The values of the Company's assets were reduced pursuant to fresh-start reporting, reducing depreciation expense by $1.0 million and $0.7 million in the three quarters ended October 31, 1998 and 1997, respectively, and increasing gross margins by equal amounts.

Gross margins decreased from $21.0 million in the third quarter of 1997 to $18.3 million in the third quarter of 1998, a decrease of 13.0%. Decreases in low carbon ferrochrome margins, due to lower volume and selling prices, and decreases in gross margins from sales of products not produced by the Company, more than offset the increase in ferrovanadium margins resulting from higher selling prices during the period. The values of the Company's assets were reduced pursuant to fresh-start reporting, reducing depreciation expense in each of the quarters ended October 31, 1998 and 1997 by $0.3 million and increasing gross margins by an equal amount.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") increased from $43.0 million in the three quarters ended October 31, 1997 to $45.5 million in the three quarters ended October 31, 1998, an increase of 5.7%. For the three quarters ended October 31, 1997, SG&A represented 9.1% of the Company's sales compared to 9.5% for the three quarters ended October 31, 1998. SG&A were higher in 1998 due primarily to increased compensation expense and increased spending on research and development projects.

SG&A increased from $13.6 million in the third quarter of 1997 to $15.6 million in the third quarter of 1998, an increase of 14.9%. For the third quarter of 1997, SG&A represented 9.2% of the Company's sales compared to 10.9% for the third quarter of 1998. SG&A were higher in 1998 due to increased compensation expense and increased research and development spending. During 1997, the Company recognized a recovery of bad debt expense which reduced SG&A by approximately $0.5 million.

Operating Income

Operating income decreased from $24.3 million in the three quarters ended October 31, 1997 to $22.0 million in the three quarters ended October 31, 1998, a decrease of 9.6%. The increase in gross margin, discussed above, was more than offset by merger-related costs of $7.0 million incurred in 1998. These costs included (a) $3.5 million for payments to cancel compensatory options; (b) $0.6 million in consent fees incurred in order to obtain a one-time waiver of the change of control provisions of the Indenture with regard to the Company's senior notes and to amend the Indenture to reflect the post-Merger ownership of Metallurg, Inc.; (c) $2.1 million for payments made pursuant to existing employment agreements with Metallurg management; and (d) $0.8 million of other merger-related costs.

Operating income decreased substantially, from $7.5 million for the third quarter of 1997 to $0.1 million for the third quarter of 1998. The decrease resulted from reduced gross margins and increased SG&A, as noted above. In addition, $2.6 million of merger-related costs, primarily payments made pursuant to existing employment agreements with Metallurg management, were recorded during the period.

Interest Income (Expense), Net

Interest income (expense), net is as follows (in thousands):

                                            Quarter         Quarter     Three Quarters  Three Quarters
                                             Ended           Ended           Ended           Ended
                                          October 31,     October 31,     October 31,     October 31,
                                             1998            1997            1998            1997
                                          -----------     -----------   --------------  --------------
      Interest income .................    $   995         $   610         $ 2,643         $ 3,018
      Interest expense ................     (3,298)         (1,942)         (9,562)         (6,074)
                                           -------         -------         -------         -------
         Interest income (expense), net    $(2,303)        $(1,332)        $(6,919)        $(3,056)
                                           =======         =======         =======         =======

Interest expense increased significantly in 1998. In each of the first three quarters of 1998, the Company accrued approximately $2.8 million of interest expense on $100 million aggregate principal amount of its 11% senior notes due 2007 (the "11% Senior Notes"), which were issued in November 1997. The Company used a portion of the proceeds from the 11% Senior Notes to retire $39.5 million of the then outstanding 12% Senior-Secured Notes of Metallurg, Inc. due 2007 (the "12% Senior-Secured Notes"). In each of the first three quarters of 1997, the Company accrued approximately $1.2 million of interest expense on these 12% Senior-Secured Notes. The Company did not accrue interest on debt incurred prior to entering Chapter 11 proceedings. As a result, approximately $2.1 million of contractual interest on these unsecured obligations, which were reported as part of liabilities subject to compromise, was not reflected in the quarter ended March 31, 1997.

Income Tax Provision (Benefit):

Income tax provision, net of tax benefits, is as follows (in thousands):


                                            Quarter         Quarter     Three Quarters  Three Quarters
                                             Ended           Ended           Ended           Ended
                                          October 31,     October 31,     October 31,     October 31,
                                             1998            1997            1998            1997
                                          -----------     -----------   --------------  --------------
Total current ........................     $  (943)         $3,420         $ 6,259         $ 6,534
Total deferred .......................         202           2,097           2,481           1,031
                                           -------          ------         -------         -------
   Income tax provision (benefit), net     $  (741)         $5,517         $ 8,740         $ 7,565
                                           =======          ======         =======         =======

The differences between the statutory Federal income tax rate and the Company's effective rate result primarily because of: (i) the excess of foreign tax rates over the statutory Federal income tax rate; (ii) certain deductible temporary differences which, in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; (iii) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized approximating $(0.1) million and $0.3 million in the quarter and the three quarters ended October 31, 1998, respectively; and (iv) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital" approximating $1.0 million and $2.9 million in the quarter and the three quarters ended October 31, 1998, respectively. The deferred tax expenses referred to in items (iii) and (iv) above will not result in cash payments in future periods.

Net Income

Net income decreased from $63.3 million for the three quarters ended October 31, 1997 to $8.3 million for the three quarters ended October 31, 1998. Included in the 1997 net income is an extraordinary item of $43.0 million representing the cancellation of debt resulting from the consummation of the Company's Reorganization Plan and a $5.1 million credit representing the effects of revaluing the Company's assets and liabilities under fresh-start reporting. In addition, other income included gains on the sales of the Company's New York office building and of certain plant assets of one of the Company's German subsidiaries totaling $4.7 million. The decrease in 1998 results from reduced gross margins, merger-related costs and increased interest and SG&A expenses, noted above. These decreases more than offset gains from increased gross margins, as noted above, as well as a $0.9 million gain realized on the sale of the Company's Luxembourg affiliate.

Net income was $1.7 million for the third quarter of 1997 compared to breakeven for the third quarter of 1998, due primarily to reduced gross margins and the merger-related costs, as described above.

Recent Market Developments

Market prices for several of the Company's products have been declining during the second half of 1998. The Company believes that the price declines are a result of lower worldwide and significantly lower U.S. steel production and adjustments of production plans for the titanium and superalloy industries, among other generally weaker metal market conditions. During the quarter ended October 31, 1998, the Company recognized lower of cost or market inventory provisions of approximately $1.4 million relating to several chrome products. Management anticipates additional inventory write-downs during the fourth quarter, the amount of which is indeterminable at this time, because it is dependent on future market conditions. The market price of ferrovanadium, a significant product produced by the Company, has declined from over $9 per pound vanadium at the end of October to under $6 per pound vanadium at the end of November.

LIQUIDITY AND FINANCIAL RESOURCES

General

The Company's sources of liquidity include cash from operations and amounts available under credit facilities. In addition, the Company has $40.5 million of cash and cash equivalents at October 31, 1998. In November 1997, the Company sold $100 million principal amount of 11% Senior Notes due 2007, the proceeds of which were used to retire the Company's then existing 12% Senior-Secured Notes (approximately $39.5 million), repay certain debt of the UK and German subsidiaries (approximately $19.8 million) and to pay a cash dividend (approximately $20.0 million). The balance of the net proceeds will be used for general corporate purposes. The Company believes that these sources are sufficient to fund the current and anticipated future requirements of working capital, capital expenditures, pension benefits, potential acquisitions and environmental expenditures through at least 1999.

At October 31, 1998, the Company had $40.5 million in cash and cash equivalents and working capital of $179.7 million, as compared to $43.0 million and $167.8 million, respectively, at January 31, 1998. For the first three quarters of 1998, the Company generated $3.8 million in cash from operations and received proceeds of approximately $1.1 million on the sale of its Luxembourg affiliate. Capital expenditures approximated $11.6 million in the first three quarters and in February 1998, the Company purchased an additional 5% interest in a Russian magnesium metal producer for approximately $2.0 million.


Credit Facilities and Other Financing Arrangements

The Company has a credit facility with certain financial institutions led by BankBoston, N.A. as agent (the "Revolving Credit Facility") which provides Metallurg, Shieldalloy and certain of their subsidiaries with up to $50.0 million of financing resources at a rate per annum equal to (i) the Alternate Base Rate plus 1.0% per annum (the Alternate Base Rate is the greater of the Base Rate or the Federal Funds Effective Rate plus 0.5%) or (ii) the reserve adjusted Eurodollar rate plus 2.5% for interest periods of one, two or three months. The Revolving Credit Facility permits borrowings of up to $50.0 million for working capital requirements and general corporate purposes, up to $30.0 million of which may be used for letters of credit in the U.S. At October 31, 1998, there were no outstanding loans and $25.3 million of letters of credit outstanding in the U.S. under the Revolving Credit Facility. On October 20, 1997, BankBoston, N.A., through its Frankfurt office, made available up to DM
20.5 million (approximately $12.3 million) of financing to certain of its German subsidiaries (the

"German Subfacility"), which is guaranteed by Metallurg and the other U.S. borrowers under the Revolving Credit Facility. At October 31, 1998, loans of $0.4 million were outstanding in Germany under this Facility.

In August 1998, one of the Company's German subsidiaries entered into a term loan with IKB Deutsche Industriebank in the amount of DM 10.0 million (approximately $6.0 million). The loan, which matures in 2008, bears interest at rates ranging from 3.75% - 4.75% and is secured by certain property of the German subsidiary.

In addition, several of the other foreign subsidiaries of Metallurg have credit facility arrangements with local banking institutions to provide funds for working capital and general corporate purposes. These local credit facilities contain restrictions that vary from company to company. At October 31, 1998, there were $0.4 million of outstanding loans under these local credit facilities.

CAPITAL EXPENDITURES

The Company invested $11.6 million in capital expenditures during the first three quarters of 1998. Capital expenditures are expected to total approximately $20.0 million in 1998. Although the Company has budgeted these items in 1998, the Company has not committed to complete these projects which are contingent on senior management approval and other conditions. The Company believes that these projects will be funded through internally generated cash, borrowings under the Revolving Credit Facility and local credit lines.

ENVIRONMENTAL REMEDIATION COSTS

In 1996, the Company elected early adoption of the AICPA Statement of Position 96-1, "Environmental Remediation Liabilities", which among other requirements, states that losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the first three quarters of 1998, the Company expended $1.7 million for environmental remediation.

As part of the Plan, Shieldalloy entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, Shieldalloy has agreed to perform environmental remediation which, as of October 31, 1998, had an estimated cost of completion of $38.2 million. Of this amount, approximately $1.9 million is expected to be expended in the last quarter of 1998, $3.3 million in 1999 and $6.6 million in 2000. In addition, the Company estimates it will make expenditures of $5.4 million with respect to environmental remediation at its foreign facilities. Of this amount, approximately $0.1 million is expected to be expended in the last quarter of 1998, $0.2 million in 1999 and $0.8 million in 2000.


YEAR 2000 COMPLIANCE

The Year 2000 statement set forth below is a Year 2000 Readiness Disclosure pursuant to the Year 2000 Information and Readiness Disclosure Act, Public Law 105-271. Please note that, for purposes of any action brought under the securities laws, as that term is defined in section 3(a)(47) of the Securities Exchange Act of 1934 (15 U.S.C. 78c(a)(47)), the Year 2000 Information and Readiness Disclosure Act does not apply to any statements contained in any documents or materials filed with the Securities and Exchange Commission, or with Federal banking regulators, pursuant to section 12(i) of the Securities Exchange Act of 1934 (15 U.S.C. 781(i)), or disclosures or writing that, when made, accompanied the solicitation of an offer or sale of securities.

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

Metallurg presently believes that the Year 2000 issue will not pose significant operational problems for its business systems. However, if any needed modifications and conversions were not made, or were not completed timely, the Year 2000 issue could have an adverse impact on Metallurg's operations and liquidity. If any of Metallurg's suppliers or customers do not, or if Metallurg itself does not, successfully deal with the Year 2000 issue, Metallurg could experience delays in receiving or shipping products and in receiving payments. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at this time.

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

PART II           OTHER INFORMATION

ITEM 6. (a)       EXHIBITS

                  27 Financial Data Schedule


     6. (b)       REPORT ON FORM 8-K

                  1. Form 8-K dated November 20, 1998 (filed on November 20, 1998) announcing that Metallurg had changed its certified public accountants to
                           PricewaterhouseCoopers LLP, and certain other matters relating to new directors being appointed.

                  2. Form 8-K/A (filed on November 25, 1998) relating to the Form 8-K filed November 20, 1998.

                  3. Form 8-K/A (filed on December 3, 1998) relating to the Form 8-K filed November 20, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on December 15, 1998 on its behalf by the undersigned thereunto duly authorized.


                                           METALLURG, INC.

                                           /s/ BARRY C. NUSS
                                           -------------------------
                                               Barry C. Nuss
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)