Form 10-K405
period 1999-01-31
METALLURG INC
filed 1999-04-30
CIK 1030992

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended January 31, 1999

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

                           Yes [X]        No   [  ]

There are no equity securities of the Company held by non-affiliates

  Shares Outstanding at April 15, 1999: 5,000,000 Shares of Common Stock, par
                             value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                   PART I

ITEMS 1 AND 2.   BUSINESS AND PROPERTIES.

OVERVIEW

Metallurg, Inc. ("Metallurg" or the "Company") is a leading international producer and seller of high quality metal alloys and specialty metals used by manufacturers of steel, aluminum, superalloys and chemicals and other metal consuming industries, based on the Company's internal data and its knowledge of the markets for its products. The Company sells more than 500 different products to over 3,000 customers worldwide. In addition to selling products manufactured by the Company, Metallurg also distributes products manufactured by third parties ("Merchanted Products") through its global sales force. For the year ended January 31, 1999, the Company had $607.2 million in revenues, $361.1 million of which were from products manufactured by the Company and $246.1 million of which were from Merchanted Products. The Company sells products principally to customers in the iron and steel industry, the aluminum industry and the superalloy and titanium industries. Approximately 51% of the Company's sales in the year ended January 31, 1999 were made to the iron and steel industry, 18% to the aluminum industry, 10% to the superalloy and titanium alloy industries, 3% to the chemicals industry and the remaining 18% were made to other industries, none of which was individually significant to the Company. Based on customer location, for the year ended January 31, 1999, approximately 41% of the Company's sales were made in North America, 46% in Europe, 4% in Asia, 2% in South America and 7% throughout the rest of the world. See the consolidated financial statements of the Company, and related notes thereto, included elsewhere in this report.

The Metallurg group was founded in 1911 with the construction of a vanadium alloy and chemical producing plant in Nuremberg, Germany. The Company began mining chrome ore in Turkey in 1916, and constructed a ferrochrome manufacturing plant in Weisweiler, Germany in 1917. In subsequent years, the Company's customer base grew throughout Europe and, in 1938, the Company added its first subsidiary in the United Kingdom and a sales and distribution subsidiary in Switzerland. During the 1950's, the Company began operations in the United States and during the 1980's, production operations in Brazil were added. Metallurg was established as a New York holding company in 1947 and reincorporated as a Delaware corporation in 1997.


PRODUCTS AND MARKETS

The Company operates in one significant industry segment, the manufacture and sale of ferrous and non-ferrous metals and alloys. The Company is organized geographically, having established a worldwide sales network built around the Company's core production facilities in the United States, the United Kingdom and Germany. In addition to selling products manufactured by the Company, the Company distributes complementary products manufactured by third parties. The table below sets forth, for the periods indicated, information concerning revenue from the Company's five reportable segments, as described below (in millions):

                                         THREE
                             YEAR       QUARTERS       QUARTER       YEAR
                            ENDED        ENDED         ENDED         ENDED
                          JANUARY 31,  JANUARY 31,    MARCH 31,    DECEMBER 31,
                             1999         1998          1997          1996
                          -----------------------------------------------------
Segments:
Shieldalloy .....        $  186.1      $  147.3      $   51.8      $  197.0
LSM .............           119.2          93.1          32.6         125.6
GfE .............           109.8          65.3          21.2          79.0
EWW .............            17.1          14.8           5.4          28.8
Other ...........           175.0         156.5          44.6         219.6
                            -----         -----          ----         -----
    Total revenue        $  607.2      $  477.0      $  155.6      $  650.0
                         ========      ========      ========      ========

Shieldalloy Metallurgical Corporation ("Shieldalloy"): This unit is comprised of two production facilities in the U.S. The New Jersey plant manufactures and sells aluminum alloy grain refiners and alloying tablets for the aluminum industry, metal powders for the welding industry and specialty ferroalloys for the superalloy and steel industries. The Ohio plant manufactures and sells ferrovanadium and vanadium-based chemicals used mostly in the steel and petrochemical industries. In addition to its manufacturing operations, Shieldalloy imports and distributes complementary products manufactured by affiliates and third parties.

London & Scandinavian Metallurgical Co., Ltd. ("LSM"): This unit is comprised mainly of three production facilities in the U.K. which manufacture and sell aluminum alloy grain refiners and alloying tablets for the aluminum industry, chromium metal and specialty ferroalloys for the steel and superalloy industries and aluminum powder for various metal powder consuming industries.

Gesellschaft fur Elektrometallurgie mbH ("GfE"): This unit is comprised of two production facilities and a sales office in Germany. The Nuremburg plant manufactures and sells a wide variety of specialty products, including vanadium based chemicals and sophisticated metals, alloys and powders used in the titanium, superalloy, electronics, steel, biomedical and optics industries. The Morsdorf plant produces medical prostheses, implants and surgical instruments for orthopedic applications.

Elektrowerk Weisweiler GmbH ("EWW"): This unit, also located in Germany, produces various grades of low carbon ferrochrome used in the superalloy, welding and steel industries.

Other: Includes corporate related items and results of subsidiaries not meeting the quantitative thresholds prescribed by applicable accounting rules. The Company does not allocate general corporate overhead expenses to operating segments.

The following table sets forth, for the periods presented, the most significant product groups based on the Company's revenue:

                        TOP TEN PRODUCT GROUPS BY REVENUE
                              (DOLLARS IN MILLIONS)

                                        YEAR              THREE QUARTERS             QUARTER                   YEAR
                                        ENDED                  ENDED                  ENDED                   ENDED
                                      JANUARY 31,           JANUARY 31,              MARCH 31,              DECEMBER 31,
                                         1999                   1998                    1997                    1996
                                   ----------------        --------------        ----------------         ---------------
                                   REVENUE       %         REVENUE      %        REVENUE        %         REVENUE       %
                                   ----------------        --------------        ----------------         ---------------
 Name of Product Group
 Vanadium products                 $111.6      18.4        $ 67.0    14.0        $ 23.7      15.2         $ 76.0     11.7
 Chrome products                     99.7      16.4          86.0    18.0          31.5      20.2          111.0     17.1
 Aluminum products                   89.3      14.7          71.8    15.1          22.8      14.7           88.6     13.6
 Columbium products                  49.9       8.2          35.4     7.4          12.6       8.1           43.8      6.7
 Silicon products                    26.1       4.3          35.2     7.4          11.5       7.4           60.3      9.3
 Metal powders                       20.6       3.4          21.8     4.6           6.3       4.1           31.3      4.8
 Titanium products                   18.8       3.1          16.2     3.4           3.9       2.5           14.5      2.2
 Boron products                      11.0       1.8          10.3     2.1           4.9       3.2           15.0      2.3
 Nickel products                     10.6       1.7          12.4     2.6           3.5       2.2           14.8      2.3
 Tantalum products                   10.1       1.7           7.0     1.5           1.7       1.1           10.6      1.6
                                   ------     -----         -----   -----         -----     -----         ------    -----
      Total product group           447.7      73.7         363.1    76.1         122.4      78.7          465.9     71.6
 Other                              159.5      26.3         113.9    23.9          33.2      21.3          184.1     28.4
                                   ------     -----         -----   -----         -----     -----         ------    -----

      Total revenue                $607.2     100.0        $477.0   100.0        $155.6     100.0         $650.0    100.0
                                   ======     =====        ======   =====        ======     =====         ======    =====

Approximately 51% of the Company's sales in the year ended January 31, 1999 were made to the iron and steel industry, 18% to the aluminum industry, 10% to the superalloy and titanium alloy industries, 3% to the chemicals industry and the remaining 18% were made to other industries, none of which was individually significant to the Company.

Iron and Steel Industry; Specialty Ferroalloys. The Company manufactures and sells specialty ferroalloys for use in the iron and steel industry. Metallurg's principal specialty ferroalloy products are ferrovanadium and standard grades of low carbon ferrochrome. The Company also manufactures and sells ferrotitanium, ferrocolumbium and ferroboron, and markets ferrosilicon. These products are used by iron and steel producers to increase temperature and corrosion resistance and improve mechanical properties and strength-to-weight ratios in the end-use products. Ferroalloys are found in many end-use products in a wide variety of industries such as the aerospace, automotive, energy and construction industries. The Company's iron and steel industry customers include some of the world's largest producers, such as Algoma Steel Inc., British Steel plc, Nucor Corporation, Sandvik AB, Thyssen AG and US Steel Group.

The iron and steel industry is cyclical, with iron and steel consumption depending greatly on demand for durable goods, such as automobiles, construction materials, machinery, appliances and miscellaneous manufactured products. The iron and steel industry began to emerge in 1993 from the deepest recession in decades and for the following four years enjoyed strong growth. In 1998, however, the effects of financial crises in Japan, Asia, Latin America and Russia sharply reduced consumption of steel in those regions, as well as effecting consumption in Europe where durable goods are produced for these markets. U.S. steel manufacturers significantly cut back production in the second half of 1998 in response to high levels of imports, especially from Asia and Japan. As a result of these negative industry factors, demand and prices for several of the Company's products decreased in the second half of 1998. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

Aluminum Industry; Aluminum Master Alloys and Compacted Products. The Company manufactures a series of grain refining and other alloys for sale to the primary aluminum industry. Metallurg's principal products in this category include titanium boron tertiary alloys, strontium master alloys and chrome, iron and manganese briquettes and tablets. The Company also manufactures binary master alloys containing boron, zirconium or titanium. Titanium binary master alloys and titanium boron tertiary alloys are widely utilized for grain refining when casting aluminum alloy rolling ingots, billets and continuously cast sheet. This grain refinement improves the castability and mechanical properties of the aluminum. Compacted products in the form of briquettes containing chromium, iron, manganese or other metals maximize the efficiency of recovery and enhance rapid solubility when added to the aluminum melt in order to provide ductility for can sheet or strength for aerospace applications. Master alloys containing boron improve the conductivity of aluminum alloys for electric cable, while master alloys containing strontium modify silicon-containing foundry alloys for improved mechanical properties, as in automotive wheels. The Company sells aluminum master alloys and compacted products worldwide to major aluminum producers including Alcan Aluminum Limited, Alcoa Aluminum Co. of America, Aluminum Pechiney, Reynolds Metals Co., Norsk Hydro and Sumitomo Metal Industries Ltd.

Like the iron and steel industry, the aluminum industry is cyclical. Aluminum consumption fluctuates with demand for durable goods, such as construction materials, machinery, transportation and miscellaneous manufactured products as well as competition between aluminum and other packaging materials such as plastics and glass. Global demand for aluminum is heavily concentrated in the economically advanced regions of North America, Europe and Japan. Although the price of primary aluminum can vary widely as traded on the terminal markets, this in itself does not greatly affect the Company because its products are used in the transformation of primary aluminum into downstream alloyed products. Increases in the substitution of aluminum for steel, such as in automobile manufacturing, have a significant positive impact on the aluminum industry but only a small effect on the iron and steel industry.

Superalloy and Titanium Alloy Industries; Specialty Metals and Alloys. The Company manufactures and sells specialty metals and alloys used by producers of superalloys and titanium alloys to enhance the performance of finished metal products. Metallurg's principal products in this category include chromium metal, special grades of low carbon ferrochrome, vanadium aluminum, high purity ferrocolumbium and nickel columbium. Use of these specialty metals and alloys results in elevated temperature strength and oxidation resistance. End-uses for specialty materials containing the Company's products include high performance castings and forgings for aircraft engines and frames, gas turbines and boiler tubes. The aerospace and defense industries are the largest consumers of these specialty materials but many new applications for them have been and continue to be developed for use in the power generation, oil and gas, chemical, consumer goods and biomedical industries. The Company's customers for specialty metals and alloys include Allegheny Teledyne, Inc., Carpenter Technology Corp., INCO Alloys, Kanthal AB, RMI Titanium Company, Special Metals Corporation and Titanium Metals Corp.

The aerospace industry is the largest user of superalloys and titanium alloys. A significant reduction in the manufacture of military and civilian aircraft between 1989 and 1992 resulted in a 30% decrease in global demand for these materials and a resulting adverse impact on the Company. Since then, civilian airliner production has increased annually, although not as much as forecast by one major manufacturer and the economic turmoil abroad caused postponements and cancellation of orders for airlines as trans-Pacific and Asian Air passenger volumes fell sharply. In an effort to reduce dependence on the aerospace industry, the superalloy and titanium alloy producers have actively sought to broaden the use of their products in power generation, oil and gas, chemical, consumer goods and biomedical industries.

Other Industries and Products. In addition to the product lines described above, Metallurg manufactures and distributes a number of products used outside of the steel, aluminum and superalloy industries. These products include coating materials, which are sold to electronics and tool manufacturers, vanadium oxytrichloride for use in the synthetic rubber industry, medical prostheses, implants, and surgical tools used in orthopedic applications, polishing powders used by the glass polishing industry and metal powders used in the manufacture of rocket fuel, automotive paints, chemical and metallurgical products. These products generally are higher-margin, technically sophisticated products.

Dependence on Cyclical Markets. The performance of the Company's businesses is directly related to the production levels of the Company's customers, which are mainly steel, aluminum, superalloy and titanium alloy producers whose businesses are dependent on highly cyclical markets, such as the automotive, construction, consumer durables and aerospace markets. The iron and steel, aluminum, superalloy and titanium industries have all exhibited a high degree of cyclicality. Consequently, the Company's financial performance could fluctuate with the general economic cycle, as well as cycles in the markets for the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, many of the Company's products are internationally traded products with prices that are significantly affected by worldwide supply and demand. Although there has been strong economic activity in certain of the Company's markets in recent years, there can be no assurance that this will continue for any extended period of time.

Foreign Operations and Currency Fluctuations. The Company has substantial operations outside the United States. At January 31, 1999, the Company's operations located outside the United States represented approximately 62% (based on book values) of the Company's assets. Approximately 80% of the Company's employees were outside the United States. Based on customer location, for the year ended January 31, 1999, approximately 41% of the Company's sales were made in North America, 46% in Europe, 4% in Asia, 2% in South America and 7% throughout the rest of the world. Foreign operations are subject to certain risks that can materially affect the sales, profits, cash flows and financial position of the Company, including taxes on distributions or deemed distributions to the Company or any U.S. subsidiary, currency exchange rate fluctuations, limitations on repatriation of funds, maintenance of minimum capital requirements, and import and export controls. In general, the Company's cost of sales for products manufactured in certain foreign locations has in the past been adversely impacted by the appreciation of the respective local currencies of those locations relative to the U.S. dollar and other currencies in which it sells. While the Company engages in hedging transactions to reduce certain of the risks of currency rate fluctuations, there can be no assurances regarding the effectiveness or adequacy of those transactions.

Export Sales. Export sales from the Company's domestic operations totaled $10.9 million, $9.1 million, $1.9 million and $13.8 million for the year ended January 31, 1999, the three quarters ended January 31, 1998, the quarter ended March 31, 1997 and the year ended December 31, 1996, respectively.


MANUFACTURING PROCESSES

The Company's manufacturing processes involve melting, refining, casting, sizing, blending and packaging operations, which vary from product to product. For example, in the manufacture of low carbon ferrochrome, EWW consumes raw materials including chrome ore, predominantly from the Company's Turkish mines, and silicochrome. The raw materials are melted and reductants are added to refine the chemistry of the production batch. The batch is poured into casting molds, which are cooled and then crushed, sized, blended and packaged. The manufacture of ferrovanadium at the Company's Cambridge, Ohio, plant follows an analogous process of melting, casting and crushing, except that vanadium-containing raw materials are used. In general, the manufacture of aluminum master alloys also follows similar principles using aluminum and other additives; however, these master alloys are generally cast as waffle plate or processed to a solid rod form for delivery to the customer. The manufacture of briquettes and tablets involves the grinding and blending of raw materials, the compression of these materials into a compacted form and packaging for delivery to the customer. More sophisticated production routes are used for highly specialized products which can require chemical processing or the use of vacuum furnaces and a variety of other equipment.

CUSTOMERS

For the year ended January 31, 1999, approximately 51% of the Company's sales were made to the iron and steel industry, 18% to the aluminum industry, 10% to the superalloy and titanium alloy industries, 3% to the chemicals industry and the remaining 18% were made to other industries, none of which was individually significant to the Company. No single customer accounted for more than 5% of the Company's sales in the year ended January 31, 1999.

MERCHANTED PRODUCTS

The merchanting of products manufactured by third parties is a natural complement to the Company's manufacturing operations. Merchanted Products leverage the Company's global sales staff by providing a broader product offering to its existing customers without incurring significant additional overhead. Merchanting activities provide the Company with access to raw materials and to products for resale. The Company's merchanting revenues are from three sources: "back-to-back" purchases and sales which eliminate price risk to the Company, purchases of stocks for the Company's own risk and account for subsequent resale to customers and agency sales for the account of another party where the Company receives a commission and does not take title to the inventory. For the year ended January 31, 1999, the Company earned commission income of $0.8 million for acting as agent with regard to third party sales of $37.6 million. Such sales are not included in the sales figures contained herein.

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

The following table sets forth for each Metallurg producing subsidiary the location of its facilities and the key products manufactured by such subsidiary:

   MANUFACTURING SUBSIDIARY                  LOCATION                            KEY PRODUCTS
   ------------------------                  --------                            ------------
Shieldalloy                               Newfield, New Jersey             Aluminum Briquettes and Tablets
                                          (Plant)                          Aluminum Master Alloys
                                                                           Ferrotitanium
                                                                           Metal Powders
                                          Cambridge, Ohio                  Ferrovanadium
                                          (Plant)                          Grainal
                                                                           Vanadium Chemicals

LSM                                       Rotherham, UK                    Aluminum Alloying Tablets
                                          (Plant)                          Aluminum Master Alloys
                                                                           Chromium Metal
                                                                           Coating Materials
                                                                           Ferroboron
                                                                           Ferrotitanium
                                                                           Glass Polishing Powders
                                                                           Metal Powders
                                                                           Nickel Boron
                                                                           Nickel Cobalt Magnet Alloys

 GfE                                      Nuremberg, Germany               Battery Alloys
                                          (Plant)                          Chromium Metal
                                                                           Columbium Alloys
                                                                           Magnet Alloys
                                                                           Special Master Alloys
                                                                           Vanadium Aluminum
                                                                           Vanadium Chemicals
                                          Morsdorf, Germany (Plant)        Orthopedic Prostheses and
                                                                           Implants

 EWW                                      Eschweiler-Weisweiler,           Low Carbon Ferrochrome
                                          Germany
                                          (Plant)

The Aluminium Powder Company              Holyhead, UK (Plant)             Atomized Aluminum Powder
Limited                                   Minworth, UK (Plant)             Granulated Aluminum

Companhia Industrial Fluminense           Sao Joao del Rei, Brazil         Aluminum Master Alloys
                                          (Plant)                          Columbium Oxide
                                                                           Tantalum Oxide

Turk Maadin Sirketi A.S.                  Kavak, Tavas and Gocek,          Chrome Ore
                                          Turkey
                                          (Mines)

Sales Offices. The Company has sales personnel both at its production facilities and at its 15 separate representative offices in the following countries: Brazil, Canada, China, Germany, Italy, Japan, Mexico, Poland, Russia, South Africa, Sweden, Switzerland, United Kingdom and the United States.

RAW MATERIALS

Metallurg produces a wide variety of products, which are sold into a number of different metals industries. The Company also has followed a strategy of specializing in products which command higher premiums because of their relative technical sophistication; consequently, there is no single raw material which makes up the basis of the Company's entire production.

The Company's Turkish subsidiary mines chrome ore which is supplied to EWW for the production of low carbon ferrochrome. Management believes the mines have identifiable reserves of 1.3 million tons and probable reserves of 700,000 tons that would last until 2013.

For the production of chromium metal, the Company's UK-based subsidiary purchases chromium oxide from the world's major producer, Elementis, plc., and supplements this supply with additional quantities from Russia and Kazakhstan. This product also requires large quantities of aluminum powder substantially sourced from an affiliate of the Company.

The Company's five aluminum processing plants in the U.S., UK and Brazil buy approximately 30,000 tons of virgin aluminum from producers worldwide while important alloying chemicals are sourced from several different suppliers around the world.

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

Limited Sources for Raw Materials. Certain of Metallurg's subsidiaries are dependent on third parties for raw material supplies. Shieldalloy's production unit in Cambridge, Ohio currently obtains a majority of its raw materials requirements for the manufacture of ferrovanadium from two sources. Although alternative sources of ferrovanadium raw materials exist, there can be no assurance that the Company would be able to obtain adequate supplies of such materials, if at all, on acceptable terms from other sources. Titanium and boron chemicals for the manufacture of sophisticated aluminum master alloys are sourced from long-time suppliers who in certain instances also supply competitive producers with these raw materials. Although these and other raw materials are generally priced with reference to perceived related market prices, any increase in demand could cause raw material costs to rise. To the extent the Company is unable to recover its increased costs, operating results would be adversely affected.

COMPETITION

The metals industry is highly competitive on a worldwide basis. Competition is primarily based on price, quality and timely delivery. In recent years, price competition has intensified as a result of excess capacity in certain products. In addition, export sales from the former Soviet Union and China of metals and alloys produced in excess of local demand can severely hurt the price of ferroalloys in Europe and the United States, which in turn exerts a negative impact on the price of some of the Company's products. See "Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations." New entrants may also increase competition in the metals industry, which could materially adversely affect the Company. An increase in the use of substitutes for metal alloys also could have a material adverse effect on the financial condition and operations of the Company. Although the Company faces competition in each of its markets, the Company does not believe that any single competitor competes with Metallurg in all of its products or markets.

Iron and Steel Industry. In North America, products manufactured by Strategic Minerals Corp. (Stratcor), Masterloy Products Ltd. (Aimcor), Treibacher Industrie AG and Glencore AG compete with the Company's ferrovanadium products, while several U.S., UK and Russian companies compete worldwide with the Company's ferrotitanium products. In standard grades of low carbon ferrochrome, competition comes worldwide from Samancor Ltd. and Zimbabwe Alloys Ltd. (Zimalloys).

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

Superalloy and Titanium Alloy Industries. Strategic Minerals Corp.
and Reading Alloys Inc. compete internationally with the Company in vanadium aluminum. Reading Alloys Inc. also competes in sophisticated alloys for the superalloy industry, as do CBMM-Cia Brasileira de Metalurgica e Mineracao, Cabot Corporation and H.C. Starck GmbH in certain products. The Company has limited competition in special grades of low carbon ferrochrome from South Africa and the CIS. Delachaux Division Metaux and, to a limited extent, Elkem SA compete with the Company in chromium metal.

RESEARCH AND DEVELOPMENT

Research and development ("R&D") is carried out by the Company in its two Technical Centers by a 15-member team at LSM and a five-member team at GfE, both supported as necessary by staff drawn from production. The Technical Centers have furnaces, laboratories, milling and testing equipment with R&D efforts linked to product and process improvement as well as the development of new product lines. Relationships are maintained with customers' technical facilities and materials departments of universities which supplement the Company's R&D efforts. Recent projects in LSM include a new carbon-based grain refiner for the aluminum industry developed jointly with Shieldalloy, superfine aluminum powders for automotive paints and metal catalysts for the chemical industry. In Germany, R&D is focused on advanced metallic phases for structural and functional applications as well as sputtering targets of a variety of advanced materials, biomedical coatings and various alloys for high-performance batteries.

EMPLOYEES

As of January 31, 1999, the Company employed approximately 1,478 people worldwide. Labor unions represent approximately 50% of the Company's employees. Employees are represented by unions at seven locations in the United States, the United Kingdom, Germany and Brazil. The Company's bargaining agreement with the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW, Local 2327), which covers approximately 70 employees at the Newfield, New Jersey plant, is scheduled to be renegotiated in May 1999. Many of the collective bargaining agreements covering the Company's union employees at its foreign subsidiaries are renewable on an annual basis. The Company's relationships with its unions are managed at the local level and are considered by management to be satisfactory. The Company has not been affected by strikes in the last ten years and there has not been a strike at any of the Company's United States facilities for over twenty years.

MERGER

On July 13, 1998, Metallurg, Inc. was acquired by a group of investors led by Safeguard International. The acquisition was accomplished by Metallurg Acquisition Corp., a wholly owned subsidiary of Metallurg Holdings, a Delaware corporation, merging with and into Metallurg, with Metallurg being the surviving company and Metallurg Holdings becoming the sole parent of Metallurg (the "Merger"). Metallurg Holdings was formed on June 10, 1998 and is owned by Safeguard International (an international private equity fund that invests primarily in equity securities of companies in process industries), certain limited partners of Safeguard International, certain individuals and a private equity fund. At the time of the Merger, each outstanding share of Metallurg common stock was converted into the right to receive $30 in cash. In connection with the Merger, Metallurg received the consents of 100% of the registered holders of its Senior Notes to a one-time waiver of the change of control provisions of the Senior Note Indenture to make such provisions inapplicable to the Merger and to amend the definition of "Permitted Holders" under the Senior
Note Indenture to reflect the post-merger ownership of Metallurg. No other modifications to terms of outstanding debt were affected in this regard. As of July 13, 1998, in connection with the Merger, all of the then outstanding shares of common stock of Metallurg were cancelled and 100 shares of common stock, $0.01 par value, were issued to Metallurg Holdings. On November 20, 1998, Metallurg consummated a 50,000 for 1 stock split and, as a result, Metallurg has 5,000,000 shares of common stock, $0.01 par value, outstanding, all of which are owned by Metallurg Holdings and are pledged as security to the holders of Metallurg Holdings' 12-3/4% Series B Senior Discount Notes due 2008.

BANKRUPTCY

Metallurg and Shieldalloy sought Chapter 11 of the United States Bankruptcy Code protection in September 1993 following the Company's inability to restructure or refinance its long-term indebtedness and revolving credit facility in light of the confluence of numerous economic factors which negatively impacted on the Company's businesses and caused the Company to default on certain then-outstanding indebtedness. In particular, the economic recession that began in 1989 in end-use markets, such as the aerospace, automotive, durable goods, construction and defense sectors, placed significant downward pressure on alloy prices and volumes. In addition, increased competition as a result of sales by exporters from the former Soviet Union of excess stocks of metals and alloys precipitated by the economic collapse of the former Soviet Union and the end of the Cold War drove prices of ferroalloys in Europe to very low levels. Moreover, in the wake of reductions in United States defense spending, there was a reduction in demand in the market for superalloys.

In April 1997, Metallurg and Shieldalloy consummated their Joint Plan of Reorganization dated December 18, 1996, pursuant to Chapter 11 (the "Reorganization Plan"). The Company has sought to stabilize and strengthen its business since the bankruptcy filing. While in Chapter 11 proceedings, the Company substantially reduced its debt, restructured significant obligations, restructured its operations and made certain management changes, reduced expenses and entered into settlement agreements with various environmental regulatory authorities. As a result of the consummation of the offering of the Company's 11% Senior Notes due 2007 in November 1997 (the "Senior Notes Offering") and the other financial arrangements made by the Company, the Company believes that its financial position has improved from 1993 with enhanced liquidity and extended maturities of its debt. In response to the dumping by the former Soviet Union, the Company sought and obtained anti-dumping orders against Russia for imports of ferrovanadium into the United States and against Russia, Kazakhstan and Ukraine for imports of low carbon ferrochrome into Europe.

END OF ANTI-DUMPING DUTIES

Since July 1995, the Department of Commerce has imposed incremental anti-dumping duties of 3.8% to 108% on imports of Russian ferrovanadium and nitrided vanadium into the United States. These duties are subject to a "sunset" review in 2000, after which time the International Trade Commission and the Department of Commerce will determine whether to terminate or extend them. In addition, all anti-dumping duty rates are subject to annual review by the Department of Commerce. Metallurg had revenues of approximately $50 million from sales of ferrovanadium produced by it and sold in the United States for the year ended January 31, 1999. If the incremental duties are not maintained at their current levels, the Company may be materially adversely affected. Normal duties on ferrovanadium imports are 4.2%.

Since 1993, the Council of the European Community has imposed duties on imports of low carbon ferrochrome from Russia, Kazakhstan and Ukraine as high as
0.31 ECU per kilogram of material. The anti-dumping duties on imports of low carbon ferrochrome from Ukraine lapsed in October 1998, since it is no longer produced in Ukraine. The anti-dumping duties on imports from Russia and Kazakhstan have been extended pending a review by the Council of the European Community of such anti-dumping measures. A decision is expected sometime between mid-1999 and mid-2000. Metallurg had revenues of approximately $46 million from sales of ferrochrome produced in Europe for the year ended January 31, 1999. While EWW is seeking to extend these duties by applying to the relevant authorities, there is no assurance that they will be further extended. The expiration of these duties may have a material adverse effect on the Company.

ENVIRONMENTAL MATTERS

The operations of the Company's alloy manufacturing business are subject to extensive regulation concerning, among other things, emissions to air, discharges and releases to land and water, the generation, handling, storage, transportation, treatment and disposal of wastes and other materials, including materials containing low levels of naturally occurring radioactivity and the remediation of contamination caused by releases of wastes and other material, as well as worker exposure to hazardous or toxic substances. There can be no assurance that these requirements will not result in future liabilities and obligations, including future liability for other disposal or contamination at both domestic and foreign facilities, that would be material to the Company's business operations, financial condition or cash flow. Management believes that the Company is faced with a number of environmental issues which have largely resulted from changing environmental regulations and increased environmental controls and cleanup requirements, particularly in the area of solid and hazardous waste removal. To fulfill the terms of comprehensive settlement agreements with the environmental regulatory authorities described more fully below, Shieldalloy has agreed to perform environmental remediation which, as of January 31, 1999, had an estimated cost of completion of $40.4 million. Of this amount, Shieldalloy expects to expend approximately $3.6 million in 1999, $5.7 million in 2000 and $7.4 million in 2001. Although the scope of Shieldalloy's remediation obligations has been defined pursuant to such settlement agreements, there can be no assurance that the ultimate cost of fulfilling these obligations will not materially exceed Shieldalloy's current estimates or currently established reserves.

While its remediation obligations and other environmental costs will, in the aggregate, reduce its liquidity, the Company believes its cash balances, cash from operations and cash available under its credit facilities are sufficient to fund its current and anticipated future requirements for environmental expenditures.

The historical manufacture of several products in Newfield, New Jersey and Cambridge, Ohio resulted in the production of various by-products and wastes that Shieldalloy is obligated to remediate under Federal and state environmental laws and regulations. The release or threatened release of hazardous substances and wastes at the Newfield facility led that facility to be placed on the National Priorities List for cleanup under the Federal Comprehensive Environmental Response, Compensation and Liability Act (also known as "Superfund"). Pursuant to the Reorganization Plan, all known off-site liabilities for disposal of solid and hazardous wastes were discharged. Shieldalloy also entered into comprehensive settlement agreements with governmental authorities covering remediation of various on-site and facility-related environmental conditions at its Newfield and Cambridge facilities. The Company has also provided for certain estimated costs associated with its operating sites in Germany and Brazil, although there can be no assurance that such estimates will prove to be accurate. The Company believes that total environmental remediation and monitoring liabilities consist of the following (in thousands) and has recorded them as such:

                                             January 31,
                                                1999
                                                ----
  Domestic:
    Shieldalloy - New Jersey                  $28,876
    Shieldalloy - Ohio                         11,557
                                               ------
                                               40,433
  Foreign                                       4,832
                                               ------
    Total environmental liabilities            45,265
  Less: trust funds                             3,064
                                               ------
    Net environmental liabilities             $42,201
                                              =======

As part of the Reorganization Plan, the Company and Shieldalloy entered into an Environmental Settlement Agreement with the U.S. Environmental Protection Agency (the "EPA"), the Department of the Interior (the "DOI") and the Nuclear Regulatory Commission (the "NRC") with respect to the Newfield and Cambridge sites and with the New Jersey Department of Environmental Protection ("the NJDEP") with respect to the Newfield site ("the U.S. and NJDEP Environmental Settlement Agreement"). In addition to settling claims with the federal authorities, the U.S. and NJDEP Environmental Settlement Agreement memorialized prior commitments to the State of New Jersey pursuant to Administrative Consent Orders ("ACOs") issued on September 5, 1984 and October 5, 1988. The U.S. and NJDEP Environmental Settlement Agreement obligates Shieldalloy to complete a number of environmental projects, including groundwater, soils and sediment remediation, closure of nine wastewater and treatment lagoons, and related operation and maintenance activities. The cost of fulfilling these obligations is currently estimated to be approximately $28.9 million. The Company and Shieldalloy have agreed to provide, create or make available financial assurance for these projects through a combination of letters of credit and cash reserves. At January 31, 1999, outstanding letters of credit issued as financial assurance in favor of various environmental agencies were $21.4 million, and cash reserves established as financial assurance totaled $0.8 million. The costs of providing financial assurance over the term of the remediation activities have been included in the accrued amounts to be disbursed over the next thirteen years.

The Company, Shieldalloy and Cyprus Foote Mineral Company ("Cyprus Foote"), the former owner of the Cambridge site, have entered into a Permanent Injunction Consent Order (the "Consent Order") with the State of Ohio resolving known environmental remediation claims relating to the Cambridge site. The terms of the Consent Order are incorporated by reference into the Settlement Agreement entered into among the Company, Shieldalloy, Cyprus Foote, the Ohio Environmental Protection Agency ("the "OEPA") and the Ohio Department of Health (the "ODH") (the "Ohio Environmental Settlement Agreement" and together with the U.S. and NJDEP Environmental Settlement Agreement, the "Settlement Agreements"). Under the Ohio Environmental Settlement Agreement, Shieldalloy and Cyprus Foote will perform remedial design and remedial action at the Cambridge site, estimated to cost approximately $8.1 million. Additionally, Shieldalloy and Cyprus Foote will enhance, restore and preserve certain wetlands in the vicinity of the Cambridge site. The Consent Order requires Shieldalloy and Cyprus Foote to provide financial assurance for the above remediation projects in an initial amount of $9.0 million. Pursuant to an agreement between Shieldalloy and Cyprus Foote, Cyprus Foote will satisfy this requirement. In addition, the Consent Order requires Shieldalloy to provide financial assurance for the long-term operation and maintenance of the east and west slag piles at the Cambridge site, in the amount of approximately $1.2 million, which was funded as part of the Reorganization Plan, and an additional $0.1 million to fund extension of the annuity for an additional 900 years. The Company has accrued its best estimate of additional associated costs of $2.2 million which, in addition to the amounts described above, it expects to substantially disburse over the next five years.

As a result of historic manufacturing activities, slag piles which contain low levels of naturally occurring radioactivity have accumulated at the Cambridge and Newfield sites. These slag piles are subject to regulation by the NRC and state agencies. As related production has ceased at the Cambridge location, Shieldalloy is required to decommission the two slag piles at that facility and obtain approval from the State of Ohio and the NRC to stabilize and cap the slag piles. Authorization to cap on-site the larger slag pile at the Cambridge site has been approved as protective of human health and the environment by the State of Ohio. As Ohio did before it selected the cap on-site remedy, the NRC has considered a range of remedial alternatives, including removal of the slag pile to an off-site disposal facility, in a previously issued draft environmental impact statement and feasibility study which were circulated to the public. The estimated costs for off-site disposal approached $100.0 million; however, in the two documents referred to above, the NRC stated its current intention to accept the cap on-site alternative already adopted by Ohio. As long as Shieldalloy continues its ongoing efforts to sell the slag located at the Newfield location, the NRC will allow the slag pile to remain in place, subject to submission of a conceptual decommissioning plan and financial assurance for implementation of that plan. The Company's obligation for decommissioning costs for these sites is partially assured by cash funds held in trust. As a condition precedent to consummation of the Reorganization Plan, draws aggregating $1.5 million were made under prepetition letters of credit relating to both the Newfield and Cambridge facilities, and the proceeds were deposited in a trust fund for purposes of NRC decommissions.

The Company is a defendant in an action brought by local residents alleging personal injury and property damage from groundwater contamination and other exposure to hazardous materials allegedly originating from the Company's Newfield, New Jersey plant. The Company intends to vigorously defend this action and the costs of such defense are being borne by the Company's insurance carriers. The Company does not believe that the outcome of this litigation will have a material adverse effect on the Company's operations or financial position.

The Company has also provided for certain estimated costs associated with its sites in Germany and Brazil. The Company's German subsidiaries have accrued environmental liabilities in the amount of $4.4 million at January 31, 1999 to cover the costs of closing an off-site dump and for certain environmental conditions at a site in Nuremberg owned by a subsidiary. Additionally, in Brazil, $0.4 million has been accrued at January 31, 1999 to cover reclamation costs of the closed mine sites.

In addition to its substantial remediation and monitoring obligations for historical contamination, the Company's ongoing operations at its Cambridge facility continue to be affected by actual and proposed changes to environmental laws and regulations involving the treatment, storage and disposal of classified hazardous wastes under the Resource Conservation and Recovery Act ("RCRA") and control of air emissions under the Clean Air Act Amendments of 1990 ("CAAA"). In particular, the Company is currently considering various options in connection with its production of ferrovanadium, which may be affected by increasingly stringent sulfur dioxide emission limitations under the CAAA, and by the EPA's reclassification in February 1999 of spent catalyst, one of the Company's raw materials, as a hazardous waste under RCRA. The Company has submitted a RCRA application to the EPA for storage and processing of hazardous wastes, to reclaim vanadium from the hazardous wastes, on-site at its Cambridge facility. The combination of these pending regulatory requirements will compel the Company to monitor the cost and constituents of its raw product slate with increased care, and may require substantial capital expenditures at the Cambridge facility in order to install appropriate pollution control devices, reconfigure material handling facilities, or both, to allow the Company to process the most cost-effective raw product mix.

ITEM 3.  LEGAL PROCEEDINGS.

The Company and certain of its subsidiaries are parties to a variety of legal proceedings relating to their operations. The ultimate legal and financial liability of the Company in respect of all legal proceedings in which it is involved cannot be estimated with any certainty. However, based upon examination of such matters and consultation with counsel, management does not expect that the ultimate outcome of these contingencies, net of liabilities already accrued in the Company's Consolidated Balance Sheet, will have a material adverse effect on the Company's consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on the Company's results of operations and/or cash flows for that period. For discussion of environmental matters, see "Items 1 and 2. Business and Properties
- Environmental Matters."

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 1999.

                                     PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On July 13, 1998, Metallurg, Inc. was acquired by a group of investors led by Safeguard International. The acquisition was accomplished by Metallurg Acquisition Corp., a wholly owned subsidiary of Metallurg Holdings, a Delaware corporation, merging with and into Metallurg, with Metallurg being the surviving company and Metallurg Holdings becoming the sole parent of Metallurg. Metallurg Holdings was formed on June 10, 1998 and is owned by Safeguard International (an international private equity fund that invests primarily in equity securities of companies in process industries), certain limited partners of Safeguard International, certain individuals and a private equity fund. At the time of the Merger, each outstanding share of Metallurg common stock was converted into the right to receive $30 in cash. In connection with the Merger, Metallurg received the consents of 100% of the registered holders of its Senior Notes to a one-time waiver of the change of control provisions of the Senior Note Indenture to make such provisions inapplicable to the Merger and to amend the definition of "Permitted Holders" under the Senior Note Indenture to reflect the post-merger ownership of Metallurg. No other modifications to terms of outstanding debt were affected in this regard. As of July 13, 1998, in connection with the Merger, all of the then outstanding shares of common stock of Metallurg were cancelled and 100 shares of common stock, $0.01 par value, were issued to Metallurg Holdings. On November 20, 1998, Metallurg consummated a 50,000 for 1 stock split and, as a result, Metallurg has 5,000,000 shares of common stock, $0.01 par value, outstanding, all of which are owned by Metallurg Holdings and all of which are pledged as security to the holders of Metallurg Holdings' 12-3/4% Series B Senior Discount Notes due 2008. There is no public trading market for the Company's equity securities.

On November 20, 1998, the Board of Directors adopted the Metallurg, Inc.
1998 Equity Compensation Plan (the "ECP"), to provide (i) designated employees of Metallurg and its subsidiaries, (ii) certain Key Advisors, as defined in the plan, and advisors who perform services for the Company or its subsidiaries and
(iii) non-employee members of the Board of Directors of the Company (the "Board") with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and performance units. Under the ECP, 500,000 shares of common stock were made available for stock awards and stock options. The Company believes that the ECP will encourage the participants to contribute materially to the growth of the Company, thereby benefiting the Company's shareholders, and will align the economic interests of the participants with those of the shareholders. Pursuant to the Company's ECP, Metallurg's Board awarded to eligible executives and non-employee Board members options to purchase up to 450,000 and 12,500 shares of common stock at an exercise price of $30.00 per share, effective as of November 20, 1998 and January 4, 1999, respectively. Such options have a term of ten years and vest 20% on the date of grant and will vest 20% on each of the first four anniversaries of the date of grant.

Prior to the Merger, 15,000,000 shares of common stock were authorized; subsequent to November 1998, 10,000,000 shares of common stock were authorized. On April 14, 1997, the Company issued 4,706,406 shares of new common stock to prepetition unsecured claimholders and $39,461,000 of senior-secured notes pursuant to the Reorganization Plan. These 12% senior-secured notes were retired with the proceeds of the Senior Notes Offering described below.

On April 14, 1997, the Company adopted the Metallurg, Inc. Management
Stock Award and Stock Option Plan (the "SASOP"), which was to be administered by the Compensation Committee of the Board of Directors for a term of 10 years. Under terms of the SASOP, the Board was to grant stock awards and stock options (including incentive stock options, nonqualified stock options or a combination of both) to officers and key employees of the Company. Under the SASOP, 500,000 shares of common stock were made available for stock awards and stock options. Pursuant to the Plan, the Board granted to eligible executives 250,000 shares of common stock (the "Initial Stock Awards") which had a fair value at the date of grant of $10 per share. Twenty percent of each Initial Stock Award was transferable on the date of grant and the Company recognized compensation expense of $500,000 at March 31, 1997. An additional 40% was to become transferable on each of the first and second anniversary of the date of grant and compensation expense was to be charged to earnings ratably over this restriction period. Additionally, the Board granted to eligible employees options to purchase 167,000 shares of common stock at an exercise price of $11.38 (fair market value on the date of grant), effective as of September 1, 1997 and 20,000 shares of common stock at $8.43 (fair market value on the date of grant), effective as of April 1, 1998. Such options vested 33 1/3% on the date of grant and another 33 1/3% were to vest on each of the first and second anniversary of the date of grant. At the time of the Merger, the Initial Stock Awards then outstanding became fully vested and the Company recorded additional compensation expense of approximately $355,000. In addition, outstanding stock options became fully vested and holders were therefore entitled to receive $30 per share as part of the purchase of Metallurg. The Company recorded compensation expense of $3,541,000 which represents the excess of the $30 per share purchase price over the exercise price noted above. The Company was reimbursed for such stock option cancellation costs by a capital contribution from Safeguard International at the time of the Merger.

On November 20, 1997, the Company paid a special dividend of $3.90 per share to the holders of the Company's common stock and a dividend equivalent to the holders of stock options then outstanding. Also on November 20, 1997, the Company sold $100,000,000 of Senior Notes due 2007. The offering was made pursuant to Rule 144A under the Securities Act of 1933, as amended,through Salomon Brothers, Inc. and BancBoston Securities, Inc. as initial purchasers. The Rule 144A notes were subsequently exchanged for similar notes registered under the Securities Act of 1933, as amended. The net proceeds of the Senior Notes Offering were approximately $96,000,000. The Company used the proceeds to
(i) retire the Company's 12% senior-secured notes due 2007 ($42,953,000), (ii) repay the outstanding balance of the German Subfacility (but not reduce the commitment thereunder) ($11,666,000), (iii) retire the LSM Term Loan Facility ($8,529,000) and (iv) pay a cash dividend and dividend equivalent to the holders of the Company's common stock and stock options ($19,891,000). The remaining net proceeds of the 11% Series A Senior Notes due 2007 were for general corporate purposes. "German Subfacility" and "LSM Term Loan Facility" are defined in "Item
8. Financial Statements and Supplementary Data."

Other than as set forth above in this section, the Company issued no securities during 1998.

The Company does not presently intend to pay any dividends, although it may choose to do so in the future. The Company is restricted from paying dividends to its shareholders as a result of the Indenture related to the Senior Notes Offering, which, in general, prohibits the Company from making dividends in an amount greater than 50% of its net income, as defined in the Indenture. In addition, the Company's revolving credit facility with BankBoston prohibits the payment of dividends.

Metallurg is a holding company with limited operations of its own.
Substantially all of the Company's operating income is generated by its subsidiaries. As a result, the Company will rely upon distributions or advances from its subsidiaries to provide the funds necessary to meet its debt service obligations. In some cases, however, the Company's subsidiaries are restricted in their ability to pay dividends. Prior to 1998, the Company's German subsidiaries, EWW, in which the Company owns a 98.0% interest, and GfE, in which the Company owns a 99.2% interest, were prohibited from paying dividends under German law because their stated capital as reported in the commercial register was higher than their actual capital as reported under German accounting principles. In 1998, the Company made certain filings to reduce the stated capital of its German operating subsidiaries which eliminated such statutory restrictions on the payment of dividends. The Company's Turkish subsidiary is limited in its ability to pay dividends from retained earnings, as a result of historical currency devaluation. In addition, working capital facilities and other financing arrangements at the Company's subsidiaries restrict such subsidiaries' ability to pay dividends. For example, EWW must obtain the consent of a German governmental authority, which guarantees a portion of EWW's DM 15 million (approximately $9 million) working capital facility, in order to pay dividends to Metallurg. EWW's ability to pay dividends to Metallurg is also restricted by the terms of a settlement arrangement entered into with a German state pension board with regard to its pension liability. The stock of EWW has been pledged to secure obligations owed by EWW to the German governmental authority and the German state pension board. LSM is party to a working capital facility which limits its ability to pay dividends in an amount of up to 100% of LSM's annual net income. In addition, the Company's Swiss merchanting subsidiary may only pay dividends to the Company in amounts up to 50% of its net income.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected historical financial data (dollars in thousands) of the Company for each of the years in the three-year period ended December 31, 1996, the three months ended March 31, 1996, the nine months ended December 31, 1996, the quarter ended March 31, 1997, the three quarters ended January 31, 1998 and the year ended January 31, 1999. Information as of December 31, 1994 and 1995 and for the year ended December 31, 1994 is derived from the consolidated financial statements of the Company, which have been audited by Deloitte & Touche LLP, independent public accountants. The information as of March 31, 1997 and January 31, 1998 and for the year ended December 31, 1996, for the quarter ended March 31, 1997 and for the three quarters ended January 31, 1998 is derived from the consolidated financial statements of the Company included elsewhere herein, which have been audited by Deloitte & Touche LLP, independent public accountants. The information as of January 31, 1999 and for the year ended January 31, 1999 is derived from the consolidated financial statements of the Company included elsewhere herein, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected financial data for the Company as of March 31, 1996 and for the three months ended March 31, 1996, and for the nine months ended December 31, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods. Financial information contained herein for periods after March 31, 1997 reflects the effects of the Reorganization Plan, including the implementation of fresh-start reporting, as of March 31, 1997. Accordingly, the Company's consolidated financial statements for periods and dates prior to March 31, 1997 are not directly comparable to subsequent consolidated financial statements. The results of operations for the quarter ended March 31, 1997 and the three quarters ended January 31, 1998 are not necessarily indicative of results for the full year. The information in this table should be read in conjunction with "Item 7". Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company, and related notes thereto, included in "Item 8. Financial Statements and Supplementary Data."






                       SELECTED FINANCIAL DATA (CONTINUED)

                                                                  Pre-Confirmation                             Post-Confirmation
                                          --------------------------------------------------------------   -------------------------

                                                                        Three         Nine                    Three
                                                                        Months       Months      Quarter     Quarters      Year
                                          Years Ended December 31,      Ended        Ended        Ended       Ended       Ended
                                          ------------------------     March 31,  December 31,   March 31   January 31, January 31,
                                          1994       1995      1996      1996         1996        1997         1998        1999
                                          ----       ----      ----      ----         ----        ----         ----        ----
  STATEMENT OF OPERATIONS DATA:
Sales .............................   $ 553,479  $ 688,002  $ 648,816   165,294    $ 483,522    $ 155,427    $ 476,426    $ 606,334
Commission income .................         838      1,362      1,186       329          857          160          541          835
                                      ---------  ---------  ---------   -------    ---------    ---------    ---------    ---------
  Total revenue ...................     554,317    689,364    650,002   165,623      484,379      155,587      476,967      607,169
Cost of sales .....................     496,218    603,535    566,538   144,474      422,064      134,060      410,033      525,861
                                      ---------  ---------  ---------   -------    ---------    ---------    ---------    ---------
  Gross margin ....................      58,099     85,829     83,464    21,149       62,315       21,527       66,934       81,308
Selling, general and
     administrative expenses ......      50,652     52,842     57,103    13,922       43,181       15,046       43,563       58,638
Environmental expenses (a) ........       2,082      5,624     37,582       606       36,976           --           --           --
Merger-related costs ..............          --         --         --        --           --           --           --        7,888
Restructuring charges .............       2,653     11,658         --        --           --           --           --           --
                                      ---------  ---------  ---------   -------    ---------    ---------    ---------    ---------
Operating income (loss) ...........       2,712     15,705    (11,221)    6,621      (17,842)       6,481       23,371       14,782
Other:
 Other income (expense), net ......       7,477          7     (6,759)    1,656       (8,415)       3,179        1,805        1,808
 Interest income (expense), net ...      (2,555)    (1,949)     1,473      (452)       1,925         (245)      (5,653)      (9,870)
 Reorganization expense ...........      (7,118)    (3,927)    (3,535)     (610)      (2,925)      (2,663)          --           --
 Fresh-start revaluation ..........          --         --         --        --           --        5,107           --           --
                                      ---------  ---------  ---------   -------    ---------    ---------    ---------    ---------
 Income (loss) before income tax ..         516      9,836    (20,042)    7,215      (27,257)      11,859       19,523        6,720
   provision and extraordinary item
Income tax provision (benefit) ....       2,507      8,171      8,453     2,649        5,804       (3,063)      12,459        4,788
                                      ---------  ---------  ---------   -------    ---------    ---------    ---------    ---------
Income (loss) before
    extraordinary item ............      (1,991)     1,665    (28,495)    4,566      (33,061)      14,922        7,064        1,932

 Extraordinary item, net of tax (b)          --         --         --        --           --       43,032         (792)          --
                                      ---------  ---------  ---------   -------    ---------    ---------    ---------    ---------

  Net income (loss)                   $  (1,991) $   1,665  $ (28,495)  $ 4,566    $  (33,061)   $ 57,954    $   6,272    $   1,932
                                      =========  =========  =========   =======    ==========    ========    =========    =========



                                                   Pre-Confirmation                      Post-Confirmation
                                    -------------------------------------------   -----------------------------------
                                             December 31,
                                    -----------------------------     March 31,   March 31,  January 31,  January 31,
                                       1994       1995       1996       1996       1997        1998          1999
                                       ----       ----       ----       ----       ----        ----          ----
BALANCE SHEET DATA:
Total assets .....................   $326,981   $342,610   $331,626   $348,420     $305,704   $319,786     $311,117
Working capital ..................    152,627    166,823    173,734    167,037      143,316    167,757      166,229
Property, plant and equipment, net     65,921     53,516     47,885     51,664       38,907     41,502       49,018
Total debt .......................     37,719     37,625     19,869     32,005       66,488    107,149      114,130
Pension liabilities ..............     43,921     47,409     43,926     46,524       41,090     38,351       41,062
Environmental liabilities ........     17,762     12,780     44,011      2,516       48,135     45,080       42,201
Liabilities subject to compromise     162,042    169,519    179,897    183,291           --         --           --

(a) As part of the Reorganization Plan, Shieldalloy entered into settlement agreements with various environmental regulatory authorities with regard to all of Shieldalloy's known significant environmental remediation liabilities. Pursuant to these agreements, Shieldalloy has agreed to perform environmental remediation which, as of January 31, 1999, had an estimated cost of completion of $40.4 million, including approximately $16.7 million to be incurred by Shieldalloy through the end of 2001. See "Items 1 and 2. Business and Properties-Environmental Regulation."

(b) Reflects (in 1997) discharge of indebtedness income, net of tax effects, relating to the consummation of the Reorganization Plan and (in 1998) the early extinguishment of debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included elsewhere in this report.

FORWARD-LOOKING STATEMENTS

Certain matters discussed under the captions "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K may constitute forward-looking statements for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Factors which may cause the Company's results to be materially different include the cyclical nature of the Company's business, the Company's dependence on foreign customers (particularly customers in Europe), the economic strength of the Company's markets generally and particularly the strength of the demand for iron, steel, aluminum and superalloys and titanium alloy industries in those markets, the accuracy of the Company's estimates of the costs of environmental remediation and the extension or expiration of existing anti-dumping duties.

OVERVIEW

The industries which the Company supplies are cyclical. See "Items 1 and 2. Business and Properties -- Products and Markets -- Dependence on Cyclical Markets." Throughout 1997 and into 1998, market conditions for most of the Company's products were favorable. However, sales prices and demand for several of the Company's major products declined during the second half of 1998. The Company believes that the price declines were the result of the economic turmoil seen in Asia, Latin America and Russia in 1997 and 1998. This led to lower steel production almost everywhere except in the U.S. during the first half of 1998. In the second half of 1998, Japan, Russia, Brazil and some other Asian countries exported large volumes of steel to the U.S. causing domestic production to be drastically curtailed in the latter months of 1998. In addition, civilian airliner production did not reach the levels forecast by a major producer, and the economic turmoil abroad caused postponements and cancellation of orders for airliners as trans-Pacific and Asian air passenger volumes fell sharply. These factors contributed to lower sales of products to the superalloy and titanium alloy industries.

As a result of the negative developments in the steel industry, the market price of ferrovanadium, a significant product for the Company, declined from approximately $13 per pound in the middle of 1998 to approximately $6 per pound at the end of January 1999. The developments in the aerospace industry led to a reduction in superalloy and titanium alloy demand which impacted negatively on price and particularly on volumes of the Company's chromium and vanadium aluminum products. During the two quarters ended January 31, 1999, the Company recognized lower of cost or market inventory provisions of approximately $7.9 million relating to ferrovanadium and several chrome products. The market price of ferrovanadium has declined to approximately $5.25 per pound at mid-April 1999 and management anticipates additional inventory writedowns during the first quarter, the amount of which is indeterminable at this time because it is dependent on future market conditions.

The Company has substantial operations outside the United States. At
January 31, 1999, the Company's operations located outside the United States represented approximately 62% of the Company's assets based on book values. Approximately 80% of the Company's employees were outside the United States. Approximately 41% of the Company's sales (based on customer location) for the year ended January 31, 1999 were made in North America, 46% in Europe, 4% in Asia, 2% in South America and 7% throughout the rest of the world. See "Items 1 and 2. Business and Properties--Products and Markets -- Foreign Operations and Currency Fluctuations."

On July 13, 1998, Metallurg, Inc. was acquired by a group of investors led by Safeguard International Fund, L.P.. The acquisition was accomplished by Metallurg Acquisition Corp., a wholly owned subsidiary of Metallurg Holdings, a Delaware corporation, merging with and into Metallurg, with Metallurg being the surviving company and Metallurg Holdings becoming the sole parent of Metallurg. Metallurg Holdings was formed on June 10, 1998 and is owned by Safeguard International (an international private equity fund that invests primarily in equity securities of companies in process industries), certain limited partners of Safeguard International, certain individuals and a private equity fund. At the time of the Merger, each outstanding share of Metallurg common stock was converted into the right to receive $30 in cash. In connection with the Merger, Metallurg received the consents of 100% of the registered holders of its Senior Notes to a one-time waiver of the change of control provisions of the Senior
Note Indenture to make such provisions inapplicable to the Merger and to amend the definition of "Permitted Holders" under the Senior Note Indenture to reflect the post-merger ownership of Metallurg. No other modifications to terms of outstanding debt were affected in this regard. As of July 13, 1998, in connection with the Merger, all of the then outstanding shares of common stock of Metallurg were cancelled and 100 shares of common stock, $0.01 par value, were issued to Metallurg Holdings. On November 20, 1998, Metallurg consummated a 50,000 for 1 stock split and, as a result, Metallurg has 5,000,000 shares of common stock, $0.01 par value, outstanding, all of which are owned by Metallurg Holdings and pledged as security to the holders of Metallurg Holdings' 12-3/4% Series B Senior Discount Notes due 2008.

In April 1997, Metallurg and Shieldalloy consummated the Reorganization
Plan. The Company settled its prepetition liabilities by distributing cash and issuing shares of its common stock, $.01 par value, and its 12% senior-secured notes. As a result of the Reorganization Plan, Metallurg and Shieldalloy reduced their indebtedness and shareholder obligations (including undrawn letters of credit) from approximately $151.0 million to approximately $39.5 million. In addition, as part of the Reorganization Plan, LSM incurred an additional $8.1 million of indebtedness to fund a portion of the Reorganization Plan. As part of the Reorganization Plan, Shieldalloy entered into various settlements with the relevant environmental authorities with regard to its obligations to remediate certain conditions at its New Jersey and Ohio facilities.

As a result of Metallurg's change in its fiscal year from a calendar year to January 31, effective as of April 1, 1997, the consolidated operating results of the Company for the year ending January 31, 1999 include the results of Metallurg, Inc., the parent holding company, for the year ended January 31, 1999 and the results of its operating subsidiaries (whose fiscal years remain the calendar year) for the year ended December 31, 1998. The consolidated balance sheet data of the Company at January 31, 1999 reflect the financial position of Metallurg, Inc. at January 31, 1999 and of the operating subsidiaries at December 31, 1998. The consolidated operating results of the Company for the four quarters ended January 31, 1998 include the results of Metallurg, Inc. for the thirteen months ended January 31, 1998 and the results of its operating subsidiaries for the year ended December 31, 1997. The consolidated balance sheet data of the Company at January 31, 1998 reflect the financial position of Metallurg, Inc. at January 31, 1998 and of the operating subsidiaries at December 31, 1997.

Effective March 31, 1997, the Company implemented fresh-start reporting relating to its emergence from bankruptcy. Accordingly, all assets and liabilities were restated to reflect their respective fair values and the consolidated financial statements after that date are those of a new reporting entity and are not directly comparable to the pre-confirmation periods. The amounts presented below for the Company for the four quarters ended January 31, 1998 represent the mathematical addition of the historical amounts for the predecessor company and the reorganized company only for purposes of the discussion below. Significant differences between periods due to fresh-start reporting adjustments are explained below, when necessary.

(in thousands)

                                                     Year      Four Quarters   Year
                                                    Ended         Ended        Ended
                                                  January 31,   January 31,  December 31,
                                                     1999         1998          1996
                                                     ----         ----          ----
Total revenue .................................   $ 607,169    $ 632,554    $ 650,002
                                                  ---------    ---------    ---------

Operating costs and expenses:
  Cost of sales ...............................     525,861      544,093      566,538
   Selling, general and administrative expenses      58,638       58,609       57,103
  Merger-related costs ........................       7,888           --           --
  Environmental expenses ......................          --           --       37,582
                                                  ---------    ---------    ---------
  Total operating costs and expenses ..........     592,387      602,702      661,223
                                                  ---------    ---------    ---------
  Operating income ............................      14,782       29,852      (11,221)
Other income (expense), net ...................       1,808        4,984       (6,759)
   Interest income (expense), net .............      (9,870)      (5,898)       1,473
   Reorganization expense, net ................          --       (2,663)      (3,535)
  Fresh-start revaluation .....................          --        5,107           --
                                                  ---------    ---------    ---------
Income before tax (provision) benefit and
     extraordinary item .......................       6,720       31,382      (20,042)
Income tax provision ..........................      (4,788)      (9,396)      (8,453)
                                                  ---------    ---------    ---------
Income before extraordinary item ..............       1,932       21,986      (28,495)
Extraordinary item, net of tax ................          --       42,240           --
                                                  ---------    ---------    ---------
Net income ....................................   $   1,932    $  64,226    $ (28,495)
                                                  =========    =========    =========

RESULTS OF OPERATIONS - YEAR ENDED JANUARY 31, 1999 COMPARED TO THE FOUR QUARTERS ENDED JANUARY 31, 1998

Total revenues decreased by 4.0%, from $632.6 million in the four quarters ended January 31, 1998 to $607.2 million in the year ended January 31, 1999. Although volume and selling prices of ferrovanadium increased significantly in the first half of 1998, market prices then declined by over 30% in the fourth quarter of 1998, reducing the overall growth in revenues from ferrovanadium sales during the year. Revenues from sales of chromium metal increased in the year ended January 31, 1999, due primarily to increased volume. These increases were more than offset, however, by a reduction in sales of low carbon ferrochrome, ferroboron, aluminum master alloys and compacted products, due primarily to lower volumes. Revenues from sales of products not produced by the Company, primarily cobalt, silicon and manganese products, also declined during this period, due primarily to lower volumes.

Gross margins decreased from $88.5 million in the four quarters ended
January 31, 1998 to $81.3 million in the year ended January 31, 1999, a decrease of 8.1%, due principally to the decreases in low carbon ferrochrome margins resulting from lower selling prices and less favorable product mix. In aluminum master alloys and compacted products, a decrease in volume was more than offset by improvements in product mix and cost reductions. Gross margins also reflect lower of cost or market inventory provisions of approximately $7.9 million relating to ferrovanadium and several chrome products, which the Company recognized during the last two quarters ended January 31, 1999. The values of the Company's assets were reduced pursuant to fresh-start reporting, reducing depreciation expense by $1.4 million and $1.1 million in the year ended January 31, 1999 and the four quarters ended January 31, 1998, respectively, and increasing gross margins by equal amounts.

Selling, general and administrative expenses (SG&A) were comparable in the two periods. For the four quarters ended January 31, 1998, SG&A represented 9.3% of the Company's sales compared to 9.7% for the year ended January 31, 1999.

Operating income decreased from $29.9 million in the four quarters ended
January 31, 1998 to $14.8 million in the year ended January 31, 1999, a decrease of 50.5%. The decrease in operating income reflected the decrease in gross margin, discussed above, as well as Merger-related costs of $7.9 million incurred in the year ended January 31, 1999. These costs included: (a) $3.5 million for payments to cancel compensatory options; (b) $0.6 million in consent fees incurred in order to obtain a one-time waiver of the change of control provisions of the Indenture with regard to the Company's Senior Notes and to amend the Indenture to reflect the post-Merger ownership of Metallurg, Inc.; (c) $2.8 million for payments made pursuant to existing employment agreements with Metallurg management; and (d) approximately $1.0 million of other Merger-related costs.

Interest income (expense), net is as follows (in thousands):

                                                                  Year                 Four Quarters
                                                                  Ended                    Ended
                                                                January 31,              January 31,
                                                                   1999                     1998
                                                                   ----                     ----
Interest income                                                 $  2,963                 $ 4,078
Interest expense                                                 (12,833)                 (9,976)
                                                                 -------                  ------
   Interest expense, net                                        $ (9,870)                $(5,898)
                                                                ========                 =======

Interest expense increased significantly in the year ended January 31, 1999, as the Company accrued approximately $11 million of interest expense on its $100 million aggregate principal amount of 11% Senior Notes due 2007, which were issued in November 1997. The Company used a portion of the proceeds from the 11% Senior Notes to retire $39.5 million of the then outstanding 12% Senior-Secured Notes of Metallurg, Inc. due 2007. In the four quarters ended January 31, 1998, the Company accrued approximately $4.6 million of interest expense on these 12% Senior-Secured Notes and approximately $2.0 million of interest expense on the 11% Senior Notes. The Company did not accrue interest on debt incurred prior to entering Chapter 11 proceedings. As a result, approximately $2.1 million of contractual interest on these unsecured obligations, which were reported as part of liabilities subject to compromise, was not reflected in the quarter ended March 31, 1997.

Income tax provision, net of tax benefits, is as follows (in thousands):

                                                                  Year                     Year
                                                                  Ended                    Ended
                                                                January 31,              January 31,
                                                                   1999                    1998
                                                                   ----                    ----
Total current                                                    $(5,489)                $(7,825)
Total deferred                                                       701                  (1,571)
                                                                 -------                 -------
   Income tax provision, net                                     $(4,788)                $(9,396)
                                                                 =======                 =======

The differences between the statutory Federal income tax rate and the Company's effective rate result primarily because of: (i) the U.S. taxability of foreign dividends; (ii) the excess of the statutory Federal income tax rate over foreign tax rates; (iii) certain deductible temporary differences which, in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; (iv) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized approximating $0.1 million in the year ended January 31, 1999; and (v) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital" approximating $0.7 million the year ended January 31, 1999. The deferred tax expenses referred to in items (iv) and (v) above will not result in cash payments in future periods.

Net income decreased from $64.2 million for the four quarters ended
January 31, 1998 to $1.9 million for the year ended January 31, 1999. Included in prior year net income is an extraordinary item of $42.2 million, representing primarily the cancellation of debt resulting from the consummation of the Company's Reorganization Plan, and a $5.1 million credit, representing the effects of revaluing the Company's assets and liabilities under fresh-start reporting. In addition, other income included gains on the sales of the Company's New York office building and of certain plant assets of one of the Company's German subsidiaries totaling $4.4 million. The decrease in the current year results from reduced gross margins, Merger-related costs and increased interest expenses, is noted above.


RESULTS OF OPERATIONS -- FOUR QUARTERS ENDED JANUARY 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

Total revenues for Metallurg and its subsidiaries decreased from $650.0 million in the year ended December 31, 1996 to $632.6 million in the four quarters ended January 31, 1998, a decrease of 2.7%. Sales attributable to Frankel Metal Company ("FMC"), the Company's former titanium scrap processing subsidiary, accounted for a decrease of $10.3 million. Reduced volumes and selling prices for manganese and ferrosilicon products in the U.S., resulting from strong competition and lack of supply at competitive prices, respectively, accounted for a decrease in sales. In addition, sales of low carbon ferrochrome declined as customers slowed down their buying in the quarter ended January 31, 1998. Offsetting this decrease, however, were increased volumes and selling prices for ferrovanadium and ferrotitanium, resulting from a strong steel market. In addition, the installation in 1997 of a new plant for the production of chromium metal in the U.K. contributed to an increase in sales.

Gross margins increased from $83.5 million in the year ended December 31, 1996 to $88.5 million in the four quarters ended January 31, 1998, an increase of 6.0%. Increases in volumes and selling prices of ferrovanadium and ferrotitanium, as discussed above, accounted for much of the increase. Although the Company's United Kingdom aluminum powder producing division recorded decreased sales in the four quarters ended January 31, 1998 compared to the year ended December 31, 1996, margins relating to such division increased due to a change in product mix. The values of the Company's assets were reduced pursuant to fresh-start reporting, reducing depreciation expense in the four quarters ended January 31, 1998 by $1.1 million and increasing gross margin by an equal amount. Gross margins related to ferrosilicon products, however, declined as a result of reduced volumes and selling prices, as discussed above. In aluminum master alloys and compacted products, increased volumes improved production variances and significantly offset a decrease in margins at the Company's United Kingdom operations caused by the impact of a strong British pound. Gross margins related to FMC accounted for a further decrease in gross margins of $1.6 million during this period.

SG&A increased from $57.1 million in the year ended December 31, 1996 to $58.6 million in the four quarters ended January 31, 1998, an increase of 2.6%. For the year ended December 31, 1996, SG&A represented 8.8% of the Company's sales compared to 9.3% for the four quarters ended January 31, 1998. SG&A increased principally as a result of increased bonus accruals and awards under the Stock Award and Stock Option Plan of Metallurg incurred in connection with the consummation of the Reorganization Plan, additional costs related to the audit of the March 31, 1997 financial statements and the inclusion of an extra month of the holding company's operations.

Operating loss was $11.2 million in the year ended December 31, 1996, compared to operating income of $29.9 million in the four quarters ended January 31, 1998. The loss in 1996 was due principally to an environmental provision of $37.6 million, representing the anticipated future costs of remediation and maintenance of various environmental projects, primarily at Shieldalloy. The improvement resulted from an increase in margins on sales of ferrovanadium, ferrotitanium and aluminum powders due to the strength of the steel, superalloy and chemical industries, partially offset by a decrease in margins on aluminum master alloys and briquettes resulting from a highly competitive marketplace. Operating income for the year ended December 31, 1996 included $1.5 million of environmental expenses related to the operation of the water remediation facility at the Company's Newfield NJ site. As a result of the Company's adoption of SOP 96-1, "Environmental Remediation Liabilities", operating income in the four quarters ended January 31, 1998 does not include such water remediation expenses. In addition, as discussed above, as a result of the change of the holding company's fiscal year, operating income of $29.9 million in the four quarters ended January 31, 1998 included approximately $0.4 million of expenses related to the operations of the holding company for the month of January 1998.

Interest income (expense), net is as follows (in thousands):

                                        FOUR QUARTERS                  YEAR
                                           ENDED                       ENDED
                                        JANUARY 31,                 DECEMBER 31,
                                            1998                        1996
                                            ----                        ----
 Interest income ..................       $ 4,078                     $ 4,516
 Interest expense .................        (9,976)                     (3,043)
                                          -------                     -------
 Interest (expense) income, net ...       $(5,898)                    $ 1,473
                                          =======                     =======

Interest expense increased in the four quarters ended January 31, 1998, as the Company recognized interest expense of $4.6 million on its 12% senior-secured notes through November 1997 and accrued interest expense of $2.0 million on its 11% Senior Notes which were issued in November 1997. As a result of the change in the fiscal year, the four quarters ended January 31, 1998 contain an additional month of interest expense of approximately $0.9 million. The Company did not accrue interest on debt incurred prior to entering Chapter 11 proceedings and therefore, approximately $2.1 million and $8.6 million of contractual interest on these unsecured obligations, which were reported as part of liabilities subject to compromise, were not reflected in the four quarters ended January 31, 1998 and the year ended December 31, 1996, respectively.

Income tax provision, net of tax benefits is as follows (in thousands):

                                             FOUR QUARTERS                         YEAR
                                                 ENDED                            ENDED
                                              JANUARY 31,                      DECEMBER 31,
                                                  1998                             1996
                                                  ----                             ----
 Total current ..................             $ (7,825)                         $ (8,504)
 Total deferred .................               (1,571)                                51
                                                ------                          ---------
 Income tax provision , net .....              $(9,396)                         $ (8,453)
                                               =======                          ========

The differences between the statutory Federal income tax rate and the Company's effective rate are principally due to: (i) the excess of foreign tax rates over the statutory Federal income tax rate (ii) certain deductible temporary differences which, in the absence of fresh-start reporting would have generated a deferred tax benefit, have been fully provided for in a valuation allowance,
(iii) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized approximating $2.3 million in the four quarters ended January 31, 1998 and (iv) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital" approximating $2.9 million in the four quarters ended January 31, 1998. The deferred tax expenses referred to in items (iii) and (iv) above will not result in cash payments in future periods.

Net income was $64.2 million for the four quarters ended January 31, 1998 compared to a loss of $28.5 million for the year ended December 31, 1996 due primarily to an extraordinary item of $42.2 million, representing the cancellation of debt resulting from the consummation of the Company's Reorganization Plan, and a $5.1 million credit, representing the effects of revaluing the Company's assets and liabilities under fresh-start reporting. Net income for the four quarters ended January 31, 1998 included a loss of approximately $1.2 million related to the operations of Metallurg, Inc. for the month of January 1998. Reorganization expenses for the year ended December 31, 1996 totaled $3.5 million compared to $2.7 million in the four quarters ended January 31, 1998. In the four quarters ended January 31, 1998, other income included gains on the sales of the Company's New York office building and of certain plant assets of one of the Company's German subsidiaries. In the year ended December 31, 1996, other income included an additional gain on the sale of land in Turkey.


RESULTS OF OPERATIONS - 1996 COMPARED TO 1995

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

Gross margins decreased by 2.8% in 1996 compared to 1995. The price increase of ferrovanadium in the first quarter of 1995 was not repeated in 1996, as quoted prices stayed relatively steady throughout 1996. As a result, margins on vanadium products fell by 45% in 1996, compared to the prior year. Tonnage sales and prices of low carbon ferrochrome continued to improve in 1996 as demand from the expanding aerospace industry increased, resulting in a 20% rise in margins from 1995. Chromium metal margins increased by almost 80% due to price improvements resulting from the strength of the aerospace industry and the closure of an important competitor. Sales of aluminum products fell by 8% and margins by 40%, as LSM declined to compete at some of the very low prices offered by competitors. In the fourth quarter of 1996 a sharp appreciation of sterling by almost 20% against the European currencie's also negatively impacted LSM. Gross margins of aluminum products at the Company's Brazilian operations fell by 40% as overseas competition cut prices in an effort to penetrate the South American market.

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


LIQUIDITY AND FINANCIAL RESOURCES

General. The Company's sources of liquidity include cash and cash equivalents, cash from operations and amounts available under credit facilities. In November 1997, the Company issued $100 million principal amount of 11% Senior Notes due 2007, the proceeds of which were used to retire the Company's then existing 12% senior-secured notes (approximately $39.5 million), repay certain debt of the UK and German subsidiaries (approximately $20.0 million) and to pay a cash dividend (approximately $20.0 million). The balance of the net proceeds were for general corporate purposes. The Company believes that these sources are sufficient to fund the current and anticipated future requirements of working capital, capital expenditures, pension benefits, potential acquisitions and environmental expenditures through at least January 31, 2000.

At January 31, 1999, the Company had $37.3 million in cash and cash equivalents and working capital of $166.2 million, as compared to $43.0 million and $167.8 million, respectively, at January 31, 1998. For the year ended January 31, 1999, the Company generated $3.6 million in cash from operations and received proceeds of approximately $1.1 million on the sale of its Luxembourg affiliate. Capital expenditures approximated $15.7 million and in February 1998, the Company purchased an additional 5% interest in a Russian magnesium metal producer for approximately $2.0 million.

Credit Facilities and Other Financing Arrangements. The Company has a credit facility with certain financial institutions led by BankBoston, N.A. as agent (the "Revolving Credit Facility") which provides Metallurg, Shieldalloy and certain of their subsidiaries with up to $50.0 million of financing resources at a rate per annum equal to (i) the Alternate Base Rate plus 1.0% per annum, (the Alternate Base Rate is the greater of the Base Rate or the Federal Funds Effective Rate plus 0.5%), or (ii) the reserve adjusted Eurodollar rate plus 2.5% for interest periods of one, two or three months. The Revolving Credit Facility permits borrowings of up to $50.0 million for working capital requirements and general corporate purposes, up to $30.0 million of which may be used for letters of credit in the United States. Pursuant to the Revolving Credit Facility, BankBoston, N.A. through its Frankfurt office, is providing up to DM 20.5 million (approximately $12.3 million) of financing to GfE and its subsidiaries (the "German Subfacility"), which is guaranteed by Metallurg, Inc. and the other U.S. borrowers. Outstanding obligations under the Revolving Credit Facility are limited to a borrowing base based on eligible accounts receivable, eligible inventory and certain equipment. To the extent that the outstanding amounts to GfE and its subsidiaries exceed the borrowing base of those companies, a reserve will be established against the U.S. borrowing base. At January 31, 1999, there were no outstanding loans; however, there were $23.8 million of letters of credit outstanding in the U.S. under the Revolving Credit Facility and immaterial amounts outstanding under the German Subfacility. Substantially all of the assets of the U.S. borrowers and guarantors under the Revolving Credit Facility are pledged to secure all of the obligations under the Revolving Credit Facility (including the German Subfacility), and all accounts receivable, inventory, the stock of GfE's subsidiaries and certain other assets are pledged to secure the German Subfacility. The Revolving Credit Facility and the German Subfacility contain various covenants that restrict, among other things, payments of dividends, share repurchases, capital expenditures, investments in subsidiaries and borrowings. The revolving credit agreement, which expires on April 14, 2000, also requires Metallurg and certain subsidiaries to comply with various covenants, including the maintenance of minimum levels of quarterly earnings before interest, taxes, depreciation and amortization, as defined in the Indenture ("Adjusted EBITDA"). These companies were required to maintain quarterly Adjusted EBITDA of $1,000,000. For the quarter ended December 31, 1998, Adjusted EBITDA of such companies was a loss of $7,300,000; at the Company's request, BankBoston waived that requirement of the agreement as of, and for the quarter, ended December 31, 1998 and amended the agreement to eliminate the Adjusted EBITDA quantitative covenants so long as certain other defined cash positions are maintained as prescribed in the agreement.

In August 1998, GfE entered into a term loan with IKB Deutsche Industriebank in the amount of DM 10.0 million (approximately $6.0 million). The loan, which matures in 2008, bears interest at a rate of 4.5% and is secured by certain property of the German subsidiary. The GfE group also has unsecured term loans approximating DM 3.0 million (approximately $1.8 million) maturing through 2004 and bearing interest at a weighted average rate of 6%.

LSM has several credit facilities which provide LSM and its subsidiaries with up to pound sterling 7.0 million (approximately $11.6 million) of borrowings, up to pound sterling 3.3 million (approximately $5.5 million) of foreign exchange exposure and up to pound sterling 2.3 million (approximately $3.8 million) for other ancillary banking arrangements including bank guarantees (the "LSM Credit Facility"). Borrowings under the LSM Credit Facility are payable on demand. The facility expires in October 1999 and outstanding loans under the LSM Credit Facility bear interest at the lender's base rate plus 1.0%. At January 31, 1999, there were no outstanding borrowings under the LSM Credit Facility. In 1998, LSM increased a facility for borrowings and foreign exchange exposure to pound sterling 4.0 million (approximately $6.6 million). This facility, which expires in December 1999, is unsecured and borrowings bear interest at a rate of 1% over the bank's base rate. At January 31, 1999, there were no borrowings under these facilities.

On April 11, 1997, LSM entered into a term loan facility with NM Rothschild & Sons Limited in the amount of pound sterling 5.0 million (approximately $8.1 million) (the "LSM Term Loan Facility"), the proceeds of which were used to make a dividend to Metallurg in order to fund the Reorganization Plan.

EWW has committed lines of credit with several banks in the aggregate amount of DM 15.2 million (approximately $9.1 million) which reduce on an annual basis by DM 3.0 million beginning July 1, 1999 and currently bear interest at rates from 7.5% to 8.5%. As of January 31, 1999, there was DM 3.6 million (approximately $2.1 million) outstanding under this facility.

In addition, several of the other foreign subsidiaries of Metallurg have credit facility arrangements with local banking institutions to provide funds for working capital and general corporate purposes. These local credit facilities contain restrictions which vary from company to company. At January 31, 1999, there were $1.0 million of outstanding loans under these local credit facilities.

The Company's subsidiaries are, in certain circumstances, subject to restrictions under local law and under their credit facilities that limit their ability to pay dividends to Metallurg.

EWW has a contingent obligation to a German state pension authority which as of January 31, 1999, was DM 1.7 million (approximately $1.0 million). The Company expects that EWW will pay approximately DM 0.8 million (approximately $0.5 million) to the pension authority in 1999 in respect of this obligation.

Capital Expenditures. The Company invested $15.7 million in capital projects during the year ended January 31, 1999. The Company's capital expenditures include projects related to improving the Company's operations, productivity improvements, replacement projects and ongoing environmental requirements (which are in addition to expenditures discussed in "Environmental Remediation Costs"). Capital expenditures are budgeted to increase significantly over prior year levels to approximately $23.2 million in the year ended January 31, 2000, including $13.8 million of capital investments which the Company believes will result in decreased costs of production, improved efficiency and expanded production capacities. The remaining capital expenditures planned are primarily for replacement and major repairs of existing facilities, some of which were deferred from earlier periods. Although the Company has budgeted these items in the year ended January 31, 2000, the Company has not committed to complete these projects during that period as such commitments are contingent on senior management approval and other conditions. The Company believes that these projects will be funded through internally generated cash, borrowings under the Revolving Credit Facility and local credit lines.

Market Risk. The Company uses financial instruments to manage the impact of foreign exchange rate changes on earnings and cash flows. Accordingly, the Company enters into forward exchange contracts to protect the value of existing foreign currency assets and liabilities and to hedge future foreign currency product costs. Gains and losses on these contracts are offset by the gains and losses on the underlying transactions.

The Company uses sensitivity analysis to assess the market risk associated with its foreign currency transactions. Market risk here is defined as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates. A 10% depreciation movement in foreign currency rates could result in a net loss of $3.2 million on the Company's foreign currency exchange contracts and a 10% appreciation movement in foreign currency rates could result in a net gain of $2.8 million on the Company's contracts. In either scenario, the gain or loss on the forward contract is offset by the gain or loss on the underlying transaction and therefore, has no impact on future earnings and cash flows. The Company does not enter into financial instruments for trading or speculative purposes.

Year 2000 Readiness.

Metallurg has completed an internal review of its subsidiaries' information technology systems in connection with its assessment of Year 2000 readiness and is in the process of replacing or modifying some of the management and accounting systems at its subsidiaries to upgrade them generally and to make them Year 2000 ready. Metallurg expects to spend between $1.0 million and $2.0 million on these systems changes. The Company expects that the information technology systems for all of its subsidiaries will be Year 2000 ready by August 31, 1999, and a substantial percentage has been completed to date. Those systems that are not being replaced are being, or have been, modified by Company personnel to assure that they are Year 2000 ready. Accordingly, no additional cost has been recognized for such internal upgrades. Metallurg is currently assessing whether any of its non-information technology will need to be modified to become Year 2000 ready.

Metallurg has not received written assurances from its significant suppliers and customers to determine the state of their readiness with regard to Year 2000 . The Company believes that they will be prepared for Year 2000 based on its normal interactions with its customers and suppliers and because of the wide attention that the issue has received. Metallurg has not yet seen the need for contingency plans for the Year 2000 issue, but this need will continue to be monitored as it obtains more information about the state of readiness of its suppliers and customers.

Metallurg presently believes that the Year 2000 issue will not pose significant operational problems for its business systems as it believes that all needed modifications and conversions will be timely made. If any of Metallurg's suppliers or customers do not, or if Metallurg itself does not, successfully deal with the Year 2000 issue, the Company could experience delays in receiving or shipping products and in receiving payments. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at this time.

The anticipated costs for Metallurg to become Year 2000 ready and the anticipated timing to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including timely performance by third parties who will provide Metallurg with the software for its new systems. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to locate and correct all relevant computer codes, the ability to successfully integrate new business systems with existing operations and similar uncertainties. Some risks of the Year 2000 issue are beyond the control of Metallurg and its suppliers and customers. In particular, Metallurg cannot predict the effect that the Year 2000 issue will have on the general economy.

Environmental Remediation Costs. In 1996, the Company elected early adoption of the American Institute of Certified Public Accountants Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities," which among other requirements, states that losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the year ended January 31, 1999, the Company expended $3.0 million for environmental remediation.

As part of the Reorganization Plan, Shieldalloy entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, Shieldalloy has agreed to perform environmental remediation which, as of January 31, 1999, had an estimated cost of completion of $40.4 million. Of this amount, approximately $3.6 million is expected to be expended in 1999, $5.7 million in 2000 and $7.4 million in 2001. In addition, the Company estimates it will make expenditures of $4.8 million with respect to environmental remediation at its foreign facilities. Of this amount, approximately $2.0 million is expected to be expended in 1999, $0.9 million in 2000 and $0.8 million in 2001. These amounts are not included in the calculation of operating income.

The Company believes that while its remediation obligations and other environmental costs, in the aggregate, will reduce its liquidity, the Company believes its cash balances, cash from operations and cash available under its credit facilities is sufficient to fund its current and anticipated future requirements for environmental expenditures.

Effects of Recently Issued Accounting Standards. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact SFAS No. 133 will have on its financial statements.

EFFECTS OF INFLATION

Inflation has not had a significant effect on the Company's operations. However, there can be no assurance that inflation will not have a material effect on the Company's operations in the future. The Company is subject to price fluctuations in its raw materials and products. These fluctuations have affected and will continue to affect the Company's results of operations. See "Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following audited consolidated financial statements of Metallurg, Inc. and Consolidated Subsidiaries are presented herein pursuant to the requirements of
Item 8 on the pages indicated below:

      AUDITED FINANCIAL STATEMENTS:


                                                                                                       PAGE

Report of Independent Accountants -- PricewaterhouseCoopers LLP for the Year
      Ended January 31,1999..........................................................................   28

Independent Auditors' Report -- Deloitte & Touche LLP for the Three Quarters Ended
      January 31,1998, the Quarter End March 31,1997 and the Year Ended
      December 31,1996...............................................................................   29

Statements of Consolidated Operations for the Year Ended January 31, 1999,
      the Three Quarters Ended January 31, 1998, the Quarter Ended March 31, 1997 and
      the Year Ended December 31, 1996...............................................................   30

Consolidated Balance Sheets at January 31, 1999, January 31, 1998 and March 31, 1997 ................   31

Statements of Consolidated Cash Flows for the Year Ended January 31, 1999, the
      Three Quarters Ended January 31, 1998, the Quarter Ended March 31, 1997
      and the Year Ended December 31, 1996 .........................................................    32

Notes to Consolidated Financial Statements for the Year Ended January 31, 1999,
      the Three Quarters Ended January 31, 1998, the Quarter Ended March 31, 1997
      and the Year Ended December 31, 1996 ......................................................... 33-71

Selected Quarterly Financial Data (unaudited) for the Years Ended January 31, 1999
      and January 31, 1998 .........................................................................    72

AUDITED FINANCIAL STATEMENT SCHEDULE:

Report of Independent Accountants--PricewaterhouseCoopers LLP
      for the Year Ended January 31, 1999 ..........................................................    73

Schedule VIII - Valuation and Qualifying Accounts and Reserves .....................................    74

[PWC OFFICE LETTERHEAD]


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of Metallurg, Inc.

In our opinion, the accompanying consolidated balance sheet as of January 31, 1999 and the related statements of consolidated operations and of consolidated cash flows present fairly, in all material respects, the financial position of Metallurg, Inc. and its subsidiaries (the "Company") at January 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The consolidated balance sheet of the Company as of January 31, 1998 and March 31, 1997 and the related statements of consolidated operations and consolidated cash flows for the three quarters ended January 31, 1998 (Reorganized Company), the quarter ended March 31, 1997 and the year ended December 31, 1996 (Predecessor Company) were audited by other independent accountants whose report dated April 1, 1998 expressed an unqualified opinion on those statements.




PricewaterhouseCoopers LLP
New York, New York
March 31, 1999

INDEPENDENT AUDITORS' REPORT

Metallurg, Inc.:

We have audited the accompanying consolidated balance sheets of Metallurg, Inc. and consolidated subsidiaries as of January 31, 1998 and March 31, 1997 (Reorganized Company balance sheets) and the related statements of consolidated operations and of consolidated cash flows for the three quarters ended January 31, 1998 (Reorganized Company operations), the quarter ended March 31, 1997 and the year ended December 31, 1996 (Predecessor Company operations). Our audits also included the financial statement schedule, Schedule VIII--Valuation and Qualifying Accounts and Reserves for the three quarters ended January 31, 1998 and the quarter ended March 31, 1997 (Reorganized Company) and the year ended December 31, 1996 (Predecessor Company), appearing on page 74, for the three quarters ended January 31, 1998, the quarter ended March 31, 1997 and the year ended December 31, 1996. These consolidated financial statements and financial schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting the principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 2 to the consolidated financial statements, on April 14, 1997, the U.S. Bankruptcy Court for the Southern District of New York entered an order confirming the Company's plan of reorganization which became effective after the close of business on that day. Accordingly, the accompanying consolidated balance sheets as of January 31, 1998 and March 31, 1997 and the statements of consolidated operations and of consolidated cash flows for the three quarters ended January 31,1998 have been prepared in conformity with the American Institute of Certified Public Accountants Statement of Position No.90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Notes 1 and 2.

In our opinion, the Reorganized Company's balance sheets present fairly, in all material respects, the financial position of Metallurg, Inc. and consolidated subsidiaries at January 31, 1998 and March 31, 1997 and the results of their consolidated operations and their consolidated cash flows for the three quarters ended January 31, 1998, and the Predecessor Company consolidated financial statements, referred to above, present fairly, in all material respects, the results of their consolidated operations and their consolidated cash flows for the quarter ended March 31, 1997 and for the year ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 1996, the Company elected early adoption of the American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities."


DELOITTE & TOUCHE LLP
New York, New York
April 1, 1998

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                 (IN THOUSANDS)


                                                            Reorganized Company                     Predecessor Company
                                                            -------------------                     -------------------
                                                             Year          Three Quarters           Quarter              Year
                                                             Ended              Ended                Ended              Ended
                                                           January 31,        January 31,           March 31,         December 31,
                                               Notes          1999               1998                 1997               1996
                                               -----          ----               ----                 ----               ----
Sales ....................................      1            $606,334           $476,426             $155,427            $648,816
Commission income ........................      1                 835                541                  160               1,186
                                                             --------           --------             --------            --------
  Total revenue ..........................                    607,169            476,967              155,587             650,002
Cost of sales ............................      1             525,861            410,033              134,060             566,538
                                                             --------           --------             --------            --------
  Gross margin ...........................                     81,308             66,934               21,527              83,464
Selling, general, and
  administrative expenses ................                     58,638             43,563               15,046              57,103
Environmental expenses ...................      1                   -                  -                    -              37,582
Merger-related costs .....................      2               7,888                  -                    -                   -
                                                             --------           --------             --------            --------
  Operating income (loss) ................                     14,782             23,371                6,481            (11,221)

Other:
  Other income (expense), net ............     13               1,808              1,805                3,179             (6,759)
  Interest income (expense), net .........    3,9             (9,870)            (5,653)                (245)               1,473
  Reorganization expense .................      3                   -                  -              (2,663)             (3,535)
  Fresh-start revaluation ................      3                   -                  -                5,107                   -
                                                             --------           --------             --------            --------
Income (loss) before income tax
provision and extraordinary item .........                      6,720             19,523               11,859            (20,042)
Income tax provision (benefit) ...........   1,11               4,788             12,459              (3,063)               8,453
                                                             --------           --------             --------            --------
Income (loss) before extraordinary
   item ..................................                      1,932              7,064               14,922            (28,495)
Extraordinary item, net of tax ...........    1,3                   -              (792)               43,032                   -
                                                             --------           --------             --------            --------
Net income (loss) ........................                      1,932              6,272               57,954            (28,495)

Other comprehensive income:
   Foreign currency translation adjustment   1,12             (1,004)                673              (1,224)               4,268
   Minimum pension liability adjustment ..                       (57)                  -                    -                   -
                                                             --------           --------             --------            --------
  Comprehensive income (loss) ............                  $     871          $   6,945             $ 56,730          $ (24,227)
                                                            =========          =========             ========          =========

                 See notes to consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                             January 31,         January 31,              March 31,
                                                                 Notes         1999                 1998                    1997
                                                                 -----         ----                 ----                    ----
ASSETS                                                                                                                     (Note 3)
Current Assets:
   Cash and cash equivalents .................................     1        $ 37,293             $ 43,003               $  30,340
   Trade receivables, less allowance  for  doubtful
        accounts (1999: $1,770; 1998: $1,700; 1997 $-0-) .....     1          63,680               83,931                  94,150
   Inventories ...............................................    1,6        120,658              117,589                 109,258
   Prepaid expenses and other current assets .................                16,048               14,239                  16,312
   Assets held for sale ......................................     1             711                    -                   1,180
                                                                             -------             --------               ---------

     Total current assets ....................................               238,390              258,762                 251,240

Investments in affiliates ....................................    1,5          5,396                1,610                   1,461

Property, plant and equipment, net ...........................    1,7         49,018               41,502                  38,907

Other assets .................................................                18,313               17,912                  14,096
                                                                             -------             --------               ---------

  Total ......................................................              $311,117             $319,786                $305,704
                                                                            ========             ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Short-term debt ...........................................     9       $   3,871             $  2,836                $ 13,500
   Current portion of long-term debt .........................     9           1,074                1,180                   1,277
   Trade payables                                                             37,460               51,308                  55,947
   Accrued expenses ..........................................                19,063               24,022                  25,351
   Current portion of environmental liabilities ..............   1,14          6,738                6,553                   5,270
   Taxes payable .............................................    11           3,955                5,106                   6,579
                                                                             -------             --------               ---------
     Total current liabilities ...............................                72,161               91,005                 107,924
                                                                             -------             --------               ---------
Long-term Liabilities:
   Long-term debt ............................................     9         109,185              103,133                  51,711
   Accrued pension liabilities ...............................    1,8         41,062               38,351                  41,090
   Environmental liabilities, net ............................   1,14         35,463               38,527                  42,865
   Other liabilities .........................................                 5,556                6,999                  12,114
                                                                             -------             --------               ---------
  Total long-term liabilities ................................               191,266              187,010                 147,780
                                                                              -------             --------               ---------
  Total liabilities ..........................................               263,427              278,015                 255,704
                                                                             -------             --------               ---------

Commitments and Contingencies ................................    15

Shareholders' Equity:
Common stock - 1999: par value $.01 per share,
authorized 10,000,000 shares, issued and outstanding
  5,000,000 shares; 1998 and 1997: par value $.01 per
share, authorized 15,000,000 shares, issued and
outstanding 4,956,406 shares .................................    12              50                   50                      50
Additional paid-in capital ...................................    12          45,257               40,209                  49,950
Accumulated other comprehensive income .......................    12            (388)                 673                       -
Retained earnings ............................................                 2,771                  839                       -
                                                                             -------             --------               ---------
  Total shareholders' equity .................................                47,690               41,771                  50,000
                                                                              -------             --------               ---------
    Total ....................................................              $311,117             $319,786                $305,704
                                                                            ========             ========                ========

                See notes to consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                                    Reorganized Company              Predecessor Company
                                                                    -------------------              -------------------
                                                                 Year      Three Quarters      Quarter           Year
                                                                Ended          Ended            Ended            Ended
                                                              January 31,    January 31,       March 31,      December 31,
                                                                 1999            1998            1997             1996
                                                                 ----            ----            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) ......................................   $   1,932        $   6,272        $  57,954        $ (28,495)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Executive stock awards ...............................         750            1,250              500               --
   Extraordinary item, net of taxes .....................          --               --          (43,032)              --
   Fresh-start revaluation ..............................          --               --           (5,107)              --
   Depreciation and amortization ........................       8,580            5,320            2,143           10,688
   Gain on sales of assets ..............................        (326)          (1,848)          (3,266)          (3,597)
   Reorganization expense, net of payments ..............          --           (4,298)           1,538              894
   Deferred income taxes ................................        (701)           5,338           (3,767)             (51)
   Provision for doubtful accounts ......................         109            1,100              162              696
   Environmental payments, net of provision in 1996 .....      (3,029)          (2,468)            (256)          32,473
   Provision for allowed claims .........................          --               --               --           10,547
   Other, net ...........................................       1,858            3,659            3,057            5,961
                                                            ---------        ---------        ---------        ---------
     Total ..............................................       9,173           14,325            9,926           29,116
 Changes in operating assets and liabilities:
  Decrease (increase) in trade receivables ..............      22,230            8,791          (20,272)           9,916
  (Increase) decrease in inventories ....................        (975)         (14,853)          (6,120)          14,308
  (Increase) decrease in other current assets ...........      (1,424)           1,961             (355)          (1,210)
  (Decrease) increase in trade payables and
    accrued expenses ....................................     (17,253)          (5,650)          18,895            1,412
  Decrease in prepetition liabilities ...................          --               --              (39)            (189)
  Receipt from environmental trust, net .................          --               --            5,928               --
  Other assets and liabilities, net .....................      (8,134)          (4,920)          (1,547)          (5,688)
                                                            ---------        ---------        ---------        ---------
      Net cash provided by (used in) operating activities       3,617             (346)           6,416           47,665
                                                            ---------        ---------        ---------        ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment .............     (15,682)          (9,447)          (2,774)          (9,531)
 Proceeds from asset sales ..............................       1,419            3,747            4,966            5,806
 Other, net .............................................      (3,901)              14              (25)          (1,294)
                                                            ---------        ---------        ---------        ---------
  Net cash (used in) provided by investing activities ...     (18,164)          (5,686)           2,167           (5,019)
                                                            ---------        ---------        ---------        ---------
CASH FLOWS FROM FINANCING AND REORGANIZATION ACTIVITIES:
 Capital contribution from Safeguard International ......       3,541               --               --               --
 Cash distribution pursuant to Plan of ..................          --               --          (59,366)              --
   Reorganization
 Drawdown of prepetition letters of credit ..............          --               --            9,700               --
 Proceeds from long-term debt ...........................       6,598          100,000            8,100               --
 Fees paid to issue long-term debt ......................          --           (4,000)              --               --
 Net borrowing (repayment) of short-term debt ...........         632           (9,313)           1,062          (14,709)
 Repayment of long-term debt ............................      (2,089)         (48,309)            (487)          (1,408)
 Payment of dividends ...................................          --          (19,330)              --               --
                                                            ---------        ---------        ---------        ---------
     Net cash provided by (used in) financing
     and reorganization activities ......................       8,682           19,048          (40,991)         (16,117)
                                                            ---------        ---------        ---------        ---------
 Effects of exchange rate changes on cash and
  cash equivalents.......................................         155             (353)            (526)             (83)
                                                            ---------        ---------        ---------        ---------
 Net (decrease) increase in cash and cash equivalents....      (5,710)          12,663          (32,934)          26,446
 Cash and cash equivalents-beginning of period ..........      43,003           30,340           63,274           36,828
                                                            ---------        ---------        ---------        ---------
 Cash and cash equivalents-end of period ................   $  37,293        $  43,003        $  30,340        $  63,274
                                                            =========        =========        =========        =========



SUPPLEMENTAL CASH FLOW INFORMATION:

 Cash paid for income taxes .............................   $   7,939        $   6,859        $   1,524        $   5,817
                                                            =========        =========        =========        =========
 Cash paid for interest .................................   $  12,372        $   6,715        $     619        $   3,021
                                                            =========        =========        =========        =========
 Cash paid for reorganization expense ...................   $     186        $   5,423        $   1,125        $   2,641
                                                            =========        =========        =========        =========





                 See notes to consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Metallurg, Inc. ("Metallurg") and its majority-owned subsidiaries (collectively, the "Company") manufacture and sell high quality metal alloys and specialty metals used by manufacturers of steel, aluminum, superalloys and chemicals and other metal consuming industries. The Company sells more than 500 different products to over 3,000 customers worldwide (primarily in North America and Europe).

Basis of Presentation and Consolidation - The consolidated financial statements include the accounts of Metallurg, Inc. and its majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The accounts of foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52.

On July 13, 1998, Metallurg was acquired by a group of institutional co-investors led by Safeguard International Fund, L.P. ("Safeguard International"). Metallurg is now a wholly owned subsidiary of Metallurg Holdings, Inc., ("Metallurg Holdings") a Delaware corporation formed on June 10, 1998 by Safeguard International to effect the acquisition. The financial statements do not reflect the pushdown of purchase accounting adjustments recorded by Metallurg Holdings.

On February 26, 1997, the Fourth Amended and Restated Joint Plan of Reorganization (the "Plan") of Metallurg and one of its subsidiaries, Shieldalloy Metallurgical Corporation ("SMC") (collectively, the "Debtors"), was confirmed by the U.S. Bankruptcy Court for the Southern District of New York. Transactions contemplated by the Plan were consummated on April 14, 1997 (the "Effective Date"). For financial reporting purposes, the Company has reflected the effects of the Plan consummation as of March 31, 1997. As a result of the consummation of the Plan and the adoption of fresh-start reporting under the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company was required to report its financial results for the period ended January 31, 1998 in two separate periods. One period contains financial statements for the quarter ended March 31, 1997, which includes the effects of the adoption of fresh-start reporting and consummation of the Plan and is referred to as the "Predecessor Company". The other period contains financial statements for the three quarters ended January 31, 1998 for the reorganized Company. The financial statements of the Company after consummation of the Plan are not directly comparable to the Company's financial statements of prior periods.

Effective April 1, 1997, the reporting period of Metallurg, Inc. was changed from a calendar year ending December 31 to a fiscal year ending January 31 and began reporting the results of its operating subsidiaries, which retained a calendar year-end, on a one-month lag. As a result of this change, the three quarters ended January 31, 1998 include the results of Metallurg, Inc. for the ten months ended January 31, 1998 and the results of its operating subsidiaries for the nine months ended December 31, 1997.

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

Cash and Cash Equivalents - The Company presents all highly liquid instruments, maturing within 30 days or less when purchased, as cash equivalents.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

Inventories - Inventories are stated at the lower of cost or market. The cost of inventories is determined using principally the average cost and specific identification methods.

Assets Held for Sale - Assets held for sale are stated at the lower of cost or estimated net realizable value which, for long-lived assets, is calculated in accordance with SFAS No. 121, as discussed below. The Company's Brazilian operating subsidiary adopted a plan to restructure mining and certain other operations in 1995. The remaining carrying amount of assets no longer needed in these operations, and which are being held for sale in 1999, totaled $711,000. At March 31, 1997, an office building owned by the Company's United Kingdom subsidiary, valued at approximately $1,180,000 was held for sale.

Investments in Affiliates - Investments in affiliates in which the Company has a 20% to 50% ownership interest and exercises significant management influence are accounted for in accordance with the equity method. Investments in which the Company has less than a 20% interest are carried at cost.

Property and Depreciation - In accordance with fresh-start reporting, property, plant and equipment previously stated at cost have been restated to the estimated fair value as of March 31, 1997 and historical accumulated depreciation has been eliminated. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed using the straight-line or declining-balance methods over the estimated useful lives of the assets. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in income.

Revenue Recognition - Sales represent amounts invoiced to customers by the Company and such revenue is recognized when the product is shipped and title to the product passes to the customer. In certain instances, the Company arranges sales for which the supplier invoices the customer directly ("agency sales"). In such cases, the Company receives commission income, which is recognized when the supplier passes title to the customer.

Environmental Remediation Costs - In accordance with SOP No. 96-1, "Environmental Remediation Liabilities", losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Cost of future expenditures for environmental remediation obligations are generally not discounted to their present value.

Valuation of Long-Lived Assets - In 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". In accordance with this standard, the Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

Income Taxes - The Company uses the liability method whereby deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The Company does not provide for U.S. Federal income taxes on the accumulated earnings considered permanently reinvested in certain of its foreign subsidiaries which approximated $40,000,000, $37,000,000 and $38,000,000 at January 31, 1999,
January 31, 1998 and March 31, 1997, respectively.


These earnings have been invested in facilities and other assets and have been subject to substantial foreign income taxes, which may or could offset a major portion of any tax liability resulting from their remittance and inclusion in U.S. taxable income. Accordingly, the Company does not provide for U.S. income taxes on foreign currency translation adjustments related to these foreign subsidiaries.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

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

Foreign Exchange Gains and Losses - Foreign exchange transaction gains of $618,000, $987,000, $712,000 and $1,853,000 were recorded for the year ended
January 31, 1999, the three quarters ended January 31, 1998, the quarter ended March 31, 1997 and the year ended December 31, 1996, respectively. Translation gains and losses resulting from reporting foreign subsidiaries in U.S. dollars are recorded directly to shareholders' equity.

Financial Instruments - The Company enters into foreign exchange contracts in the regular course of business to manage exposure against fluctuations on sales and raw material purchase transactions denominated in currencies other than the functional currencies of its businesses. Unrealized gains and losses are deferred and recognized in income or as adjustments of carrying amounts when the hedged transactions are included in income. Gains and losses on unhedged foreign currency transactions are included in income. The Company does not hold or issue financial instruments for trading purposes. The counterparties to these contractual arrangements are a diverse group of major financial institutions with which the Company also has other financial relationships. The Company is exposed to credit risk generally limited to unrealized gains in such contracts in the event of nonperformance by counterparties of those financial instruments, but it does not expect any counterparties to fail to meet their obligations given their high credit ratings.

Extraordinary Item - In November 1997, the Company recognized an extraordinary charge of $792,000, net of tax of $473,600, as a result of the early retirement of the Company's 12% senior-secured notes due 2007 and the United Kingdom subsidiary's term loan due 2000. The notes were redeemed at 103% and 101% of principal amount, respectively, with accrued interest to the date of redemption. In the quarter ended March 31, 1997, the Company recognized an extraordinary gain of $43,032,000, net of tax of nil, relating to the discharge of indebtedness at the consummation of the Plan of Metallurg and SMC.

Recently Issued Accounting Pronouncements - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact SFAS No. 133 will have on its financial statements.

Reclassification - Certain prior year amounts were reclassified to conform to 1999 presentations.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

2.    MERGER

On July 13, 1998, Metallurg was acquired by a group of investors led by Safeguard International. The acquisition was accomplished by Metallurg Acquisition Corp., a wholly owned subsidiary of Metallurg Holdings, a Delaware corporation, merging with and into Metallurg, with Metallurg being the surviving company and Metallurg Holdings becoming the sole parent of Metallurg (the "Merger"). Metallurg Holdings was formed on June 10, 1998 and is owned by Safeguard International, an international private equity fund that invests primarily in equity securities of companies in process industries, certain limited partners of Safeguard International, certain individuals and a private equity fund.

In connection with the Merger, Metallurg received the consents of 100% of the registered holders of its $100,000,000 senior notes (the "Senior Notes") to a one-time waiver of the change of control provisions of the Senior Note Indenture to make such provisions inapplicable to the Merger and to amend the definition of "Permitted Holders" under the Senior Note Indenture to reflect the post-merger ownership of Metallurg. No other modifications to terms of outstanding debt were affected in this regard. At the time of the Merger, each outstanding share of Metallurg common stock was converted into the right to receive $30 in cash. As of July 13, 1998, in connection with the Merger, all of the then outstanding shares of common stock of Metallurg were cancelled and 100 shares of common stock, $0.01 par value, were issued to Metallurg Holdings.

Merger-related costs of $7,888,000 were incurred, and recorded as expense by Metallurg, in the year ended January 31, 1999 and included (a) $3,541,000 for payments to cancel compensatory stock options; (b) $625,000 in consent fees incurred in order to obtain the one-time waiver of the change of control provisions of the Senior Note Indenture; (c) $2,822,000 for payments made pursuant to existing employment agreements with Metallurg management and (d) $900,000 of other merger-related costs.

3.    PLAN OF REORGANIZATION AND FRESH-START REPORTING

Costs of administration of the Chapter 11 proceedings approximating $2,663,000 and $3,535,000 were recorded by the Debtors during the quarter ended March 31, 1997 and the year ended December 31, 1996, respectively, and have been included as reorganization expense in the Statements of Consolidated Operations. Those expenses consisted primarily of legal, administration, consulting and other similar expenses.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

Condensed financial statements for the Debtors follow (in thousands):


               METALLURG, INC. AND SHIELDALLOY METALLURGICAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS

                                               For the Quarter     For the Year
                                                     Ended            Ended
                                                   March 31,       December 31,
                                                     1997              1996
                                                     ----              ----
Total revenue ................................   $  56,858         $ 224,572
                                                 ---------         ---------
Operating costs and expenses:
  Cost of sales ..............................      51,630           208,733
  Selling, general and administrative expenses       4,942            14,440
  Environmental expenses .....................          --            35,176
                                                 ---------         ---------
     Total operating costs and expenses ......      56,572           258,349
                                                 ---------         ---------
Operating income (loss) ......................         286           (33,777)
Other:
  Other income (expense), net ................      (7,269)          (21,778)
  Interest (expense) income, net .............        (239)            2,775
  Reorganization expense .....................      (2,663)           (3,535)
  Fresh-start revaluation ....................       1,050                --
  Equity in earnings of subsidiaries .........      19,367            28,012
                                                 ---------         ---------
Income (loss) before income tax provision and
   extraordinary item                               10,532           (28,303)
Income tax (benefit) provision ...............        (211)              192
                                                 ---------         ---------
Income (loss) before extraordinary item ......      10,743           (28,495)
Extraordinary item, net of tax ...............      47,211                --
                                                 ---------         ---------
Net income (loss) ............................   $  57,954         $ (28,495)
                                                 =========         =========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

               METALLURG, INC. AND SHIELDALLOY METALLURGICAL CORP.
                            CONDENSED BALANCE SHEET

                                          March 31,
                                            1997
                                            ----
ASSETS
Current Assets:
   Cash and cash equivalents ........   $   9,991
   Accounts and notes receivable, net      40,796
   Inventories ......................      36,200
   Other assets .....................       4,643
                                        ---------
  Total current assets ..............      91,630
Property, plant and equipment, net ..       9,375
Investments - intergroup ............      64,773
Investments - other .................         244
Other assets ........................      (4,177)
                                        ---------
    Total ...........................   $ 161,845
                                        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Trade payables ...................   $  15,326
   Accrued expenses .................      16,006
   Other current liabilities ........         565
                                        ---------
  Total current liabilities .........      31,897
                                        ---------
Long-term Liabilities:
    Long-term debt ..................      39,461
    Accrued pension liabilities .....       2,143
    Environmental liabilities, net ..      36,949
    Other liabilities ...............       1,395
                                        ---------
  Total long-term liabilities .......      79,948
                                        ---------
   Total liabilities ................     111,845
                                        ---------
Shareholders' Equity:
  Common stock outstanding ..........          50
  Additional paid-in capital ........      49,950
  Retained earnings .................          --
                                        ---------
  Total shareholders' equity ........      50,000
                                        ---------
    Total ...........................   $ 161,845
                                        =========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

               METALLURG, INC. AND SHIELDALLOY METALLURGICAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                         For the Quarter  For the Year
                                                             Ended          Ended
                                                            March 31,     December 31,
                                                              1997           1996
                                                              ----           ----
Net Cash Flows from Operating Activities ...............   $  5,891        $ 11,723
                                                           --------        --------
Cash Flows from Investing Activities:
  Additions to property, plant and equipment ...........     (1,022)           (679)
  Proceeds from asset sales ............................      4,215             493

  Other, net ...........................................         --          (6,192)
                                                           --------        --------
     Net cash provided by (used in) investing activities      3,193          (6,378)
                                                           --------        --------


Cash Flows from Financing and Reorganization Activities:
  Cash distribution pursuant to Plan of Reorganization .    (59,366)             --
  Drawdown of prepetition letters of credit ............      9,700              --
  Intergroup (repayments) borrowings ...................       (579)          5,835

  Dividends received ...................................      9,423           5,091
                                                           --------        --------
     Net cash (used in) provided by financing and
      reorganization activities ........................    (40,822)         10,926
                                                           --------        --------
Net (decrease) increase in cash and cash equivalents ...    (31,738)         16,271
Cash and cash equivalents - beginning of period ........     41,729          25,458
                                                           --------        --------

Cash and cash equivalents - end of period ..............   $  9,991        $ 41,729
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

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

The effect of the Plan and the implementation of fresh-start reporting on the Company's consolidated balance sheet as of March 31, 1997 were as follows (in thousands):

                                                         Prior to         Effects           Adoption of            Opening
                                                        Joint Plan          of             Fresh-Start             Balance
                                                      Effectiveness     Joint Plan (a)       Reporting              Sheet
                                                      -------------     --------------       ---------              -----
ASSETS
Current Assets:
  Cash and cash equivalents ........................   $  66,670         $ (36,330)                             $  30,340


  Trade receivables, less allowance for
    doubtful accounts ..............................      94,255              (105)                                94,150
  Inventories ......................................     109,258                --                                109,258
  Prepaid expenses and other current assets ........      16,382               180         $    (250)(b)           16,312

  Assets held for sale .............................         341                --               839 (b)            1,180
                                                       ---------         ---------         ---------            ---------


    Total current assets ...........................     286,906           (36,255)              589               251,240

Investments in affiliates ..........................       2,779                --            (1,318)(c)             1,461

Property, plant and equipment, net .................      42,348                --            (3,441)(c)            38,907

Other assets .......................................      14,243               614              (761)(c)            14,096
                                                       ---------         ---------         ---------            ---------

   Total ...........................................   $ 346,276         $ (35,641)        $  (4,931)            $ 305,704
                                                       =========         =========         =========             =========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Short-term debt ..................................   $  13,500                                                 $  13,500
  Current portion of long-term debt ................       1,277                                                     1,277
  Trade payables ...................................      55,947                                                    55,947
  Accrued expenses .................................      22,736         $   2,338          $     277 (b)           25,351

  Current portion of environmental liabilities .....       5,270                --                 --                5,270
  Taxes payable ....................................       7,136              (557)                --                6,579
                                                       ---------         ---------          ---------            ---------

    Total current liabilities ......................     105,866             1,781                277              107,924
                                                       ---------         ---------          ---------            ---------

Long-term Liabilities:
 Long-term debt ....................................       4,248            47,463                 --               51,711
 Accrued pension liabilities .......................      39,610            (1,345)             2,825 (b)           41,090

 Environmental liabilities, net ....................      37,495             5,370                 --               42,865
 Other liabilities .................................      10,293                --              1,821 (b)           12,114
                                                       ---------         ---------          ---------            ---------

     Total long-term liabilities ...................      91,646            51,488              4,646              147,780
                                                       ---------         ---------          ---------            ---------

Liabilities Subject to Compromise ..................     180,247          (180,247)                --                   --
                                                       ---------         ---------          ---------            ---------

      Total liabilities ............................     377,759          (126,978)             4,923              255,704
                                                       ---------         ---------          ---------            ---------


Commitments and Contingencies

Shareholders' Equity (Deficit):
  Common stock .....................................          20                30                 --                  50

  Additional paid-in capital .......................          --            49,950                 --              49,950
  Cumulative foreign currency translation adjustment      14,531                56            (14,587(d)               --

  Retained (deficit) earnings ......................     (46,034)           41,301              4,733(d)               --
                                                       ---------         ---------          ---------            ---------

       Total shareholders' equity (deficit) ........     (31,483)           91,337             (9,854)             50,000
                                                       ---------         ---------          ---------            ---------

            Total ..................................   $ 346,276         $ (35,641)         $  (4,931)         $  305,704
                                                       =========         =========          =========          ==========

_________________
Notes:

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

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

4.  SEGMENTS AND RELATED INFORMATION

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in the year ended January 31, 1999 which changes the way the Company reports information about its reportable segments. The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. Information for prior periods presented have been restated in order to conform to the current year presentation.

The Company operates in one significant industry segment, the manufacture and sale of ferrous and non-ferrous metals and alloys. The Company is organized geographically, having established a worldwide sales network built around the Company's core production facilities in the United States, the United Kingdom and Germany. In addition to selling products manufactured by the Company, the Company distributes complementary products manufactured by third parties.

Reportable Segments

Shieldalloy: This unit is comprised of two production facilities in the U.S. The New Jersey plant manufactures and sells aluminum alloy grain refiners and alloying tablets for the aluminum industry, metal powders for the welding industry and specialty ferroalloys for the superalloy and steel industries. The Ohio plant manufactures and sells ferrovanadium and vanadium based chemicals used mostly in the steel and petrochemical industries. In addition to its manufacturing operations, Shieldalloy imports and distributes complementary products manufactured by affiliates and third parties.

London & Scandinavian Metallurgical Co., Ltd. ("LSM"): This unit is comprised mainly of three production facilities in the UK which manufacture and sell aluminum alloy grain refiners and alloying tablets for the aluminum industry, chromium metal and specialty ferroalloys for the steel and superalloy industries and aluminum powder for various metal powder consuming industries.

Gesellschaft fur Elektrometallurgie mbH ("GfE"): This unit is comprised of two production facilities and a sales office in Germany. The Nuremburg plant manufactures and sells a wide variety of specialty products, including vanadium based chemicals and sophisticated metals, alloys and powders used in the titanium, superalloy, electronics, steel, biomedical and optics industries. The Morsdorf plant produces medical protheses, implants and surgical instruments for orthopedic applications.

Elektrowerk Weisweiler GmbH ("EWW"): This production unit, also located in Germany, produces various grades of low carbon ferrochrome used in the superalloy, welding and steel industries.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands). Each segment records direct expenses related to its employees and operations. The "Other" column includes corporate related items, fresh start adjustments and results of subsidiaries not meeting the quantitative thresholds as prescribed by applicable accounting rules. The Company does not allocate general corporate overhead expenses to operating segments.

                                                                                                Intersegment    Consolidated
                                    Shieldalloy     LSM         GfE        EWW       Other      Eliminations       Totals
                                    -----------     ---         ---        ---       -----      ------------       ------
FOR THE YEAR
ENDED JANUARY 31, 1999
Revenues from external customers     $ 186,062   $ 119,158   $ 109,817  $  17,140  $ 174,992                     $ 607,169
Intergroup revenue .............         5,214      52,039      20,382     30,645     55,293      $(163,573)            --
Interest income ................         1,507         286         242        105      4,630         (3,807)         2,963
Interest expense ...............           208         614       1,331        120     14,367         (3,807)        12,833
Depreciation and amortization ..         1,669       2,515       2,433      1,044        919             --          8,580
amortization
Income tax provision (benefit) .         3,529       1,835         174       (857)       107             --          4,788
Net income .....................         7,617       5,301       2,985        429      4,739        (19,139)         1,932
Assets .........................        88,601      75,221      43,927     36,148    245,063       (177,843)       311,117
Capital expenditures ...........         2,310       4,594       4,560      1,527      2,691             --         15,682



FOR THE THREE QUARTERS
   ENDED JANUARY 31, 1998
Revenues from external customers     $ 147,332   $  93,100   $  65,327  $  14,841  $ 156,367                     $ 476,967
Intergroup revenue .............         3,178      40,016       8,686     27,117     57,491      $(136,488)            --
Interest income ................           841         187          46         40      3,412         (1,909)         2,617
Interest expense ...............           230         829       1,020         71      8,029         (1,909)         8,270
Depreciation and amortization ..         1,553       1,626       1,039        935        167             --          5,320
Income tax provision ...........         2,757       1,630       2,097      2,613      3,362             --         12,459
Extraordinary items ............            --         (82)         --         --       (710)            --           (792)
Net income .....................         5,575       5,695       1,380        747      1,953         (9,078)         6,272
Assets .........................        91,969      83,711      40,889     37,239    245,230       (179,252)       319,786
Capital expenditures ...........         1,086       4,795       1,363        792      1,411             --          9,447

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                                                                                                       Intersegment   Consolidated
                                    Shieldalloy       LSM        GfE          EWW            Other     Eliminations     Totals
                                    -----------       ---        ---          ---            -----     ------------     ------
FOR THE QUARTER
   ENDED MARCH 31, 1997
Revenues from external
   customers....................     $  51,757   $  32,621   $  21,192    $   5,380      $  44,637                     $ 155,587
Intergroup revenue .............           704      12,236       2,445        9,217         18,338      $ (42,940)            --
Interest income ................           808          61           7           24          1,692         (1,131)         1,461
Interest expense ...............           252           8         408           48          2,121         (1,131)         1,706
Depreciation and amortization...           560         470         409          329            375             --          2,143
Income tax provision (benefit) .            30       2,998        (428)      (6,176)           513             --         (3,063)
Extraordinary items ............       (16,903)     (1,985)     (1,573)        (420)        63,913             --         43,032
Net income (loss) ..............       (19,700)      1,826      (1,547)       8,999         68,716           (340)        57,954
Assets .........................        85,161      84,885      41,422       40,209        200,408       (146,381)       305,704
Capital expenditures ...........           311       1,294         130           94            945             --          2,774
Significant non-cash item:
  Fresh start revaluation ......        (4,719)      5,739      (1,040)       1,216          3,911             --          5,107


FOR THE YEAR
   ENDED DECEMBER 31, 1996
Revenues from external
   customers...................      $ 197,057   $ 125,583   $  78,988    $  28,805      $ 219,569                     $ 650,002
Intergroup revenue .............         2,714      41,390      13,112       42,392         49,520      $(149,128)            --
Interest income ................         2,160         209          37          113          5,488         (3,491)         4,516
Interest expense ...............           639         105       2,755          678          2,357         (3,491)         3,043
Depreciation and amortization ..         3,016       2,391       2,661        2,526             94             --         10,688
Income tax provision ...........           119       1,752         915           --          5,667             --          8,453
Net income (loss) ..............       (40,822)      3,558       8,917       10,574        (26,701)        15,979        (28,495)
Assets .........................       105,260      78,729      64,225       52,154        201,760       (170,502)       331,626
Capital expenditures ...........           589       4,593       2,772          754            823             --          9,531
Significant non-cash items:
  Environmental provision ......        33,600          --          --           --             --             --         33,600
  Provision for allowed claims .         8,983          --          --           --          1,564             --         10,547

The following table presents revenue by region based on the location of the user of the product.

                                        For the
                       For the Year  Three Quarters   For the Quarter   For the Year
                         Ended          Ended             Ended            Ended
                       January 31,     January 31,      March 31,       December 31,
                          1999            1998             1997             1996
                          ----            ----             ----             ----
North America .....     $249,151        $181,042        $ 59,062        $259,526
Europe ............      281,206         223,920          73,051         291,967
Asia ..............       26,057          23,821           7,771          32,441
South America .....        9,602           9,529           3,109          12,976
Other .............       40,318          38,114          12,434          51,906
Commission income .          835             541             160           1,186
                        --------        --------        --------        --------
     Total revenues     $607,169        $476,967        $155,587        $650,002
                        ========        ========        ========        ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

The Company sells its products in over fifty countries. Information regarding sales by country is not readily available for prior periods. In the year ended January 31, 1999, however, sales by country include:

United States ...................................... $206,958
Germany ............................................   83,911
United Kingdom .....................................   53,974
Canada .............................................   37,695
Sweden .............................................   28,557
South Africa .......................................   28,520
Italy ..............................................   18,029
Other ..............................................  148,690
Commission income ..................................      835
                                                     --------
   Total revenues .................................. $607,169
                                                     ========

The following table presents property, plant and equipment by country based on the location of the assets.


                  January 31,       January 31,       March 31,
                     1999             1998             1997
                     ----             ----             ----
United Kingdom     $18,260          $16,265          $12,867
Germany ......      14,783           10,892           11,390
United States        8,563            7,825            7,789
Brazil .......       4,406            2,970            3,225
Other ........       3,006            3,550            3,636
                     -----            -----            -----
Total ........     $49,018          $41,502          $38,907
                   =======          =======          =======

5. INVESTMENT IN AFFILIATES

In February 1998 and in August 1996, the Company purchased 5% interests, respectively, in Solikamsk Magnesium Works, a Russian magnesium metal producer, for approximately $2,000,000 and $1,000,000, respectively. Also during March 1998, the Company sold its minority investment in Compagnie des Mines et Metaux S.A., a Luxembourg affiliate, for proceeds of approximately $1,100,000, resulting in a gain of approximately $900,000.

In March 1997, Metallurg sold its 50% interest in AMPAL for proceeds approximating book value of $1,200,000.

In December 1996, SMC sold its wholly owned subsidiary, Frankel Metal Company, a processor of titanium scrap, to FMC's management and recorded a net loss on the sale of $460,000.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

6. INVENTORIES

Inventories, net of reserves, consist of the following (in thousands):

                          January 31,         January 31,         March 31,
                             1999                1998                1997
                             ----                ----                ----
Raw materials .            $ 29,096            $ 32,938            $ 21,769
Work in process               3,249               1,981               2,330
Finished goods               83,116              77,473              80,500
Other .........               5,197               5,197               4,659
                           --------            --------            --------
     Total ....            $120,658            $117,589            $109,258
                           ========            ========            ========

7.  PROPERTY, PLANT AND EQUIPMENT

The major classes of property, plant and equipment are as follows (in thousands):

                                              January 31,        January 31,          March 31,       Estimated
                                                 1999               1998                1997            Lives
                                                 ----               ----                ----            -----
                                                                                                      (in years)
Land ...............................            $ 2,937            $ 2,899            $ 3,019
Buildings and leasehold improvements             14,872             13,766             13,205            10-32
Machinery ..........................             33,440             22,388             17,729            3-17
Office furniture and equipment .....              4,177              2,797              2,046            3-17
Transportation equipment ...........              1,981              1,844              1,588            3-5
Construction in progress ...........              3,529              3,106              1,320
                                                -------            -------            -------
  Total ............................             60,936             46,800             38,907

Less: accumulated depreciation .....             11,918              5,298                 --
                                                -------            -------            -------
Property, plant and equipment, net .            $49,018            $41,502            $38,907
                                                =======            =======            =======

Depreciation expense related to property, plant and equipment charged to operations for the year ended January 31, 1999, the three quarters ended January 31, 1998, the quarter ended March 31, 1997 and the year ended December 31, 1996 was $7,959,000, $5,320,000, $2,126,000 and $10,621,000, respectively.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

8. RETIREMENT PLANS

The Company adopted SFAS No. 132, "Employers' Disclosure about Pensions and other Postretirement Benefits" in the year ended January 31, 1999. SFAS No. 132 changes current financial disclosure requirements from those that were required under SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".

Defined Benefit Plans

The following table summarizes the changes in benefit obligation and changes in plan assets for the periods presented (in thousands):

                                                              January 31,          January 31,            March 31,
                                                                1999                   1998                  1997
                                                                ----                   ----                  ----
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year ..........            $ 106,285             $  99,039             $  96,900
Service cost .....................................                1,970                 1,152                   357
Interest cost ....................................                7,104                 5,096                 1,710
Actuarial gain ...................................               11,339                 6,609                 6,303
Employee contributions ...........................                  336                   326                    --
Benefits paid ....................................               (4,684)               (3,660)               (1,139)
Foreign currency translation adjustment ..........                3,081                (2,277)               (5,092)
                                                              ---------             ---------             ---------
Benefit obligation at end of year ................              125,431               106,285                99,039
                                                              ---------             ---------             ---------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year ...               77,216                66,023                62,763
Actual return on plan assets .....................               14,308                11,176                 5,684
Employer/employee contributions ..................                1,590                 1,620                    --
Plan administrative expenses .....................                  (56)                  (47)                   (5)
Benefits paid ....................................               (2,397)               (1,966)                 (332)
Foreign currency translation adjustment ..........                  328                   410                (2,087)
                                                              ---------             ---------             ---------
Fair value of plan assets at end of year .........               90,989                77,216                66,023
                                                              ---------             ---------             ---------
Funded status ....................................              (34,442)              (29,069)              (33,016)
Unrecognized net actuarial loss (gain) ...........                2,773                  (659)                   --
                                                              ---------             ---------             ---------
Accrued benefit cost, net ........................            $ (31,669)            $ (29,728)            $ (33,016)
                                                              =========             =========             =========
Amounts recognized in the statement of financial
  position consist of:
  Accrued pension liabilities ....................            $ (31,669)            $ (29,728)            $ (33,016)
  Adjustment required to recognize minimum
    liability ....................................                  (57)                   --                    --
                                                              ---------             ---------             ---------
Net amount recognized in balance sheet ...........            $ (31,726)            $ (29,728)            $ (33,016)
                                                              =========             =========             =========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                                                 For the Year          For the Three     For the Quarter       For the Year
                                                     Ended            Quarters Ended          Ended               Ended
                                                  January 31,           January 31,         March 31,          December 31,
                                                      1999                  1998               1997                1996
                                                      ----                  ----               ----                ----
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate ..............................       5.5% - 6.5%          6.0% - 7.5%         6.0% - 8.5%          6.0% - 8.5%
Rate of compensation increase ..............       3.0% - 4.5%          3.0% - 6.0%         3.0% - 6.5%          3.0% - 6.5%
Expected return on plan assets .............       8.0% - 9.0%          7.5% - 9.0%         7.5% - 9.0%          7.5% - 9.0%

The following table summarizes the components of net periodic benefit cost (in thousands):


COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost .................            $  1,970             $  1,152             $    357             $  1,447
Interest cost ................               7,104                5,096                1,710                6,499
Expected return on plan assets             (11,164)             (10,803)              (1,978)              (5,660)
Net amortization and deferral                4,613                6,807                1,204                1,075
                                          --------             --------             --------             --------
Net periodic benefit cost ....            $  2,523             $  2,252             $  1,293             $  3,361
                                          ========             ========             ========             ========

Metallurg and its domestic consolidated subsidiaries have defined benefit pension plans covering substantially all salaried and certain hourly paid employees. The plans generally provide benefit payments using a formula based on an employee's compensation and length of service. These plans are funded in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act. Substantially all plan assets are invested in cash and short-term investments or listed stocks and bonds. The funded status of these plans are as follows (in thousands):

                                                    January 31,         January 31,            March 31,
                                                       1999                 1998                  1997
                                                       ----                 ----                  ----
Benefit obligation ......................            $(19,297)            $(17,071)            $(16,489)
Plan assets .............................              20,055               17,543               14,346
                                                     --------             --------             --------
   Net ..................................                 758                  472               (2,143)
Unrecognized actuarial gain .............              (2,681)              (2,555)                  --
Adjustment to recognize minimum liability                 (57)                  --                   --
                                                     --------             --------             --------
   Accrued pension liability ............            $ (1,980)            $ (2,083)            $ (2,143)
                                                     ========             ========             ========

The Company's United Kingdom subsidiary maintains a defined benefit pension plan covering all eligible employees. Substantially all plan assets are invested in listed stocks and bonds. The funded status of this plan is as follows (in thousands):

                                      January 31,          January 31,           March 31,
                                         1999                 1998                 1997
                                         ----                 ----                 ----
Benefit obligation ........            $(67,558)            $(53,331)            $(44,022)
Plan assets ...............              70,934               59,673               51,677
                                       --------             --------             --------
   Net ....................               3,376                6,342                7,655
Unrecognized actuarial loss               5,454                1,896                   --
                                       --------             --------             --------
   Prepaid pension cost ...            $  8,830             $  8,238             $  7,655
                                       ========             ========             ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

The Company's German subsidiaries maintain unfunded defined benefit pension plans covering substantially all eligible employees. The plans had been amended in 1992 in a manner that terminated any credit for future service. These plans were amended in 1998 and accordingly, (i) credit for future service was reinstated, retroactive to January 1, 1993, for certain employees and (ii) benefits were adjusted for cost of living increases not recognized subsequent to 1992. Accrued pension liabilities were $38,576,000, $35,883,000 and $38,528,000 at January 31, 1999, January 31, 1998 and March 31, 1997, respectively.


Other Benefit Plans

Metallurg maintains a discretionary defined contribution profit sharing plan covering substantially all of the salaried employees of Metallurg and its domestic consolidated subsidiaries. The related expense was $207,000, $165,000, $62,000 and $229,000 in the year ended January 31, 1999, the three quarters ended January 31,1998, the quarter ended March 31, 1997 and the year ended December 31, 1996, respectively.

Balance sheet accruals for pension plans of the Company's other foreign subsidiaries approximate or exceed the related actuarially computed value of accumulated benefit obligations. Accrued pension liabilities for these plans were $506,000, $385,000 and $419,000 at January 31, 1999, January 31, 1998 and
March 31, 1997, respectively. Pension expense relating to the Company's other foreign subsidiaries' pension plans was $213,000, $353,000, $96,000 and $228,000 for the year ended January 31, 1999, the three quarters ended January 31, 1998, the quarter ended March 31, 1997 and the year ended December 31, 1996.

The Company maintained certain non-qualified retirement benefit arrangements for certain individuals. Pension expense relating to certain of those arrangements was $300,000 in the year ended December 31, 1996. No expense was recorded for these arrangements subsequent to 1996.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

9. BORROWINGS

Long-term debt consists of the following (in thousands):

                                                    January 31,         January 31,          March 31,
                                                       1999                1998                 1997
                                                       ----                ----                 ----
Parent company and domestic subsidiaries:
  11% senior notes ......................            $100,000            $100,000
  12% senior-secured notes ..............                  --                  --            $ 39,461
                                                     --------            --------            --------
     Subtotal ...........................             100,000             100,000              39,461
                                                     --------            --------            --------

Foreign subsidiaries:
  Germany ...............................              10,151               4,123               5,133
  United Kingdom ........................                  --                  --               8,100
  Other .................................                 108                 190                 294
                                                     --------            --------            --------
     Subtotal ...........................              10,259               4,313              13,527
                                                     --------            --------            --------
Less: amounts due within one year .......               1,074               1,180               1,277
                                                     --------            --------            --------
      Total long-term debt ..............            $109,185            $103,133            $ 51,711
                                                     ========            ========            ========

Parent Company and Domestic Subsidiaries

In November 1997, Metallurg sold the $100,000,000 Senior Notes which mature in 2007 and accrue interest at a rate of 11% per annum, payable semi-annually commencing in June 1998. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after December 2002. Prior to December 1, 2000, a maximum of 34% of the Senior Notes may be redeemed with net proceeds of one or more public equity offerings of the Company. The Senior Notes are fully and unconditionally guaranteed by the U.S. subsidiaries of Metallurg on a senior unsecured basis. The Indenture contains limitations on, among other things, the ability of the Company to incur indebtedness and enter into certain mergers, consolidations or asset sales. In addition, the Company is prohibited from making dividends in an amount greater than 50% of its net income under terms of the Indenture.

Pursuant to the Plan, Metallurg and SMC (the "Borrowers") entered into an agreement with certain financial institutions led by BankBoston, N.A., as agent, for a revolving credit facility (the "Revolving Credit Facility"), in the amount of $40,000,000, to provide working capital and to finance other general corporate purposes. In October 1997, this facility was increased to $50,000,000 and the German Subfacility (as discussed below) was established. Borrowings under this facility bear interest at a rate per annum equal to (i) the Base Rate plus 1% per annum (the Base Rate is the greater of BankBoston N.A.'s base rate or the Federal Funds Effective Rate plus 0.5%) or (ii) the reserve adjusted Eurodollar rate plus 2.5% for interest periods of one, two or three months.

The Company is required to pay a fee of 0.375% per annum on the unused portion of the commitment. The total amount the Borrowers may borrow at any time is limited to a borrowing base calculation that is based on eligible accounts receivable, inventory and certain fixed assets. At January 31, 1999, there were no borrowings under this facility; however, outstanding letters of credit approximated $23,789,000. Substantially all assets of the Borrowers are pledged as collateral under this agreement. The revolving credit agreement, which expires on April 14, 2000, prohibits the Company from making dividends and requires the Borrowers and certain subsidiaries to comply with various covenants, including the maintenance of minimum levels of quarterly earnings before interest, taxes, depreciation and amortization, as defined in the Indenture ("Adjusted EBITDA"). These companies were required to maintain quarterly Adjusted EBITDA of $1,000,000. For the quarter ended December 31, 1998, Adjusted EBITDA of such companies was a loss of $7,300,000; accordingly, BankBoston waived that requirement of the agreement as of, and for the quarter, ended December 31, 1998 and amended the agreement to eliminate the Adjusted EBITDA quantitative covenants so long as certain other defined cash positions are maintained as prescribed in the agreement.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

At September 2, 1993 (the "Petition Date"), the Debtors were in default of certain provisions of certain debt agreements. With minor exceptions, repayment of the amounts outstanding at that date had been deferred pursuant to the Chapter 11 proceedings. Subsequent to the Chapter 11 filings, the Debtors did not accrue interest on any of these obligations, except for secured debt, incurred on or before the Petition Date. Contractual interest on these unsecured obligations approximated $2,136,000 and $8,600,000 in excess of interest expense reflected in the Statements of Consolidated Operations for the quarter ended March 31, 1997 and the year ended December 31, 1996, respectively.

Foreign Subsidiaries

Pursuant to the Revolving Credit Facility, BankBoston, N.A., through its Frankfurt office, is providing to GfE and its subsidiaries, up to DM 20,500,000 (approximately $12,300,000) of financing (the "German Subfacility"). The German Subfacility is guaranteed by Metallurg, Inc. and the other U.S. borrowers and outstanding obligations are limited to a borrowing base which is based on eligible accounts receivable, eligible inventory and certain equipment. The German Subfacility contains various covenants that restrict, among other things, the payment of dividends, share repurchases, capital expenditures, investments to subsidiaries and borrowings. All accounts receivable, inventory, the stock of GfE's subsidiaries and certain other assets are pledged to secure the German Subfacility. At January 31, 1999, borrowings under the German Subfacility were immaterial. Short-term unsecured borrowings of the GfE group with local banks totaled DM 1,200,000 (approximately $700,000) at January 31, 1999. In August 1998, GfE entered into a term loan with IKB Deutsche Industrie Bank in the amount of DM 10,000,000 (approximately $6,000,000). The loan, which matures in 2008, bears interest at a rate of 4.5% and is secured by certain property of GfE. The GfE group also has term loans approximating DM 3,027,000 (approximately $1,800,000) maturing through 2004 and bearing interest at a weighted average rate of 6.0%.

LSM, a United Kingdom subsidiary, has several credit facilities which provide LSM and its subsidiaries up to pound sterling 7,000,000 (approximately $11,600,000) of borrowings, up to pound sterling 3,300,000 (approximately $5,500,000) of foreign exchange exposure and up to pound sterling 2,300,000 (approximately $3,800,000) for other ancillary banking arrangements, including bank guarantees. The facility expires in October 1999 and bears interest at the lender's base rate plus 1.0%. The facility is unsecured and contains restrictions on dividends. In 1998, LSM increased a facility for borrowings and foreign exchange exposure to pound sterling 4,000,000 (approximately $6,600,000). This facility, which expires in December 1999, is unsecured and borrowings bear interest at a rate of 1% over the bank's base rate. At January 31, 1999, there were no borrowings under these facilities.

EWW, a German subsidiary, has committed lines of credit with several banks in the aggregate amount of DM 15,200,000 (approximately $9,100,000). The credit facilities decrease by DM 3,000,000 per year beginning in 1999 and currently bear interest at rates from 7.5% to 8.5%. The credit agreements require EWW to pledge certain assets, which include accounts receivable, inventory and fixed assets. At January 31, 1999, there were DM 3,600,000 (approximately $2,100,000) of borrowings under these agreements. EWW also has a term loan of DM 2,400,000 (approximately $1,400,000) maturing in 2001. The term loan is secured by a mortgage on certain real property and bears interest at 4.5%.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

In 1998, EWW borrowed DM 1,500,000 (approximately $900,000) to fund capital additions. The loan, which matures in 2008, bears interest at 4.25%.

The Company's other foreign subsidiaries maintain short-term secured and unsecured borrowing arrangements, generally in local currencies, with various banks. Borrowings under these arrangements aggregated $1,021,000 at January 31, 1999 at a weighted average interest rate of 10.9%.

Interest expense totaled $12,833,000, $8,270,000, $1,706,000 and $3,043,000 for
the year ended January 31, 1999, the three quarters ended January 31, 1998, the quarter ended March 31, 1997 and the year ended December 31, 1996.

The scheduled maturities of long-term debt during the next five years are $1,074,000 in 1999, $989,000 in 2000, $963,000 in 2001, $413,000 in 2002,
$285,000 in 2003 and $106,535,000 thereafter.

10. FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

Fair values for investments in affiliates are not readily available.

The aggregate fair value of short-term bank debt approximates its carrying amount because of recent and frequent repricing based on market conditions.

Based on quoted market prices, the fair value of the Company's $100,000,000 Senior Notes, issued in November 1997, approximates $89,000,000 and $103,700,000 at January 31, 1999 and 1998, respectively. The carrying amount of other long-term debt approximates fair value.

The Company enters into foreign exchange contracts in the regular course of business to manage exposure against fluctuations on sales and raw material purchase transactions denominated in currencies other than the functional currencies of its businesses. The contracts generally mature within 12 months and are principally unsecured foreign exchange contracts with carefully selected banks. The aggregate notional amounts of the contracts outstanding as of January 31, 1999, January 31, 1998 and March 31, 1997 were approximately $29,800,000,
$44,200,000 and $42,000,000, respectively. The contracts are predominately denominated in the following currencies: Deutsche Marks, Pounds Sterling and U.S. Dollars. The notional values provide an indication of the extent of the Company's involvement in such instruments but do not represent its exposure to market risk, which is essentially limited to risk related to currency rate movements. Unrealized gains on these contracts at January 31, 1999, January 31, 1998 and March 31, 1997 were approximately $117,000, $231,000 and $1,493,000, respectively.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

11. INCOME TAXES

For financial reporting purposes, income (loss) before income tax provision and extraordinary item includes the following components (in thousands):

                        For the Year        For the Three      For the Quarter     For the Year
                           Ended           Quarters Ended           Ended             Ended
                        January 31,          January 31,          March 31,         December 31,
                           1999                 1998                1997                1996
                           ----                 ----                ----                ----
United States            $ (9,546)            $  3,871            $  1,472            $(45,882)
Foreign .....              16,266               15,652              10,387              25,840
                         --------             --------            --------            --------
    Total ...            $  6,720             $ 19,523            $ 11,859            $(20,042)
                         ========             ========            ========            ========

The reconciliation of income tax from continuing operations computed at the U.S. Federal statutory tax rate to the Company's effective tax rate is as follows (in thousands):

                                               For the Year               For the Three Quarters            For the Quarter
                                                  Ended                            Ended                         Ended
                                             January 31, 1999                January 31, 1998               March 31, 1997
                                           Tax                              Tax                           Tax
                                        Provision                        Provision                     Provision
                                        (Benefit)         Percent        (Benefit)        Percent      (Benefit)         Percent
                                        ---------         -------        ---------        -------      ---------         -------
Income tax provision at
  statutory rate .................      $  2,285           34.0%         $  6,833          35.0%        $  4,032           34.0%
State and local income taxes,
  net of federal income tax effect           346            5.1               163           0.8               86            0.7

Effect of net increase of
  foreign  valuation allowance
  and differences between U.S.
  and foreign rates ..............        (1,085)         (16.2)            5,190          26.6           (6,886)         (58.1)

Foreign dividends, less benefit
  of foreign tax credit ..........         3,254           48.4               185           0.9               --             --

Changes in domestic
  valuation allowance ............           290            4.3                --            --             (500)          (4.2)
Other ............................          (302)          (4.4)               88           0.5              205            1.7
                                        --------           ----          --------          ----         --------          -----
Total ............................      $  4,788           71.2%         $ 12,459          63.8%        $ (3,063)         (25.9%)
                                        ========           ====          ========          ====         ========          =====


                                             For the Year
                                                 Ended
                                            December 31, 1996
                                           Tax
                                        Provision
                                        (Benefit)          Percent
                                        ---------          -------
Income tax provision at
  statutory rate .................       $ (6,814)          34.0%
State and local income taxes,
  net of federal income tax effect            280           (1.4)

Effect of net increase of
  foreign  valuation allowance
  and differences between U.S.
  and foreign rates ..............           (757)           3.8

Foreign dividends, less benefit
  of foreign tax credit ..........             --             --

Changes in domestic
  valuation allowance ............         15,600          (77.8)
Other ............................            144           (0.7)
                                         --------          -----
Total ............................       $  8,453          (42.1%)
                                         ========          =====

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

The income tax provision (benefit) represents the following (in thousands):

                                                  For the Year       For the Three       For the Quarter       For the Year
                                                     Ended          Quarters Ended            Ended               Ended
                                                  January 31,         January 31,           March 31,          December 31,
                                                     1999                1998                  1997                1996
                                                     ----                ----                  ----                ----
Current:
U.S. Federal ..........................            $  (340)            $   600
Foreign ...............................              5,512               6,270               $   573             $ 8,080
State and local .......................                317                 251                   131                 424
                                                   -------             -------               -------             -------
  Total current .......................              5,489               7,121                   704               8,504
                                                   -------             -------               -------             -------
Deferred:
U.S Federal and state .................                366                 940                   160                  --
Foreign ...............................             (1,067)              4,398                (3,927)                (51)
                                                   -------             -------               -------             -------
   Total deferred .....................               (701)              5,338                (3,767)                (51)
                                                   -------             -------               -------             -------
   Total income tax provision (benefit)            $ 4,788             $12,459               $(3,063)            $ 8,453
                                                   =======             =======               =======             =======

U.S. Federal income tax refunds receivable of $4,180,000, $2,070,000 and $1,043,000 at January 31, 1999, January 31, 1998, and March 31, 1997,
respectively, relate primarily to the Federal tax deposits in excess of estimated liabilities and carryback claims related to environmental expenses and net operating losses, and are reflected in prepaid expenses in the accompanying Consolidated Balance Sheets.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                         January 31,           January 31,           March 31,
                                                             1999                 1998                 1997
                                                             ----                 ----                 ----
Deferred Tax Assets:
  NOL and other credit carryforwards ............          $ 40,957             $ 37,295             $ 39,160
  Retirement benefits ...........................            17,366               17,193               18,359
  Environmental liabilities .....................            13,760               16,090               16,976
  Goodwill ......................................             7,233                6,574                7,188
  Allowance for doubtful accounts ...............             2,302                3,646                2,762
  Fixed assets ..................................               307                  309                1,848
  Other .........................................               775                1,393                3,907
                                                           --------             --------             --------
Total deferred assets ...........................            82,700               82,500               90,200
Deferred tax asset valuation allowance ..........           (73,200)             (72,300)             (76,400)
                                                           --------             --------             --------
                                                              9,500               10,200               13,800
                                                           --------             --------             --------
Deferred Tax Liabilities:
  Pension credits ...............................            (2,595)              (2,549)              (2,968)
  Tax write-offs and reserves ...................            (2,268)              (1,790)              (3,339)
  Fixed assets ..................................            (1,710)              (2,827)              (2,088)
  Inventories ...................................              (827)              (1,461)                (712)
  Earnings of foreign subsidiaries expected to be
  remitted ......................................                --                   --                 (558)
  Other .........................................              (400)              (1,673)              (1,835)
                                                           --------             --------             --------
Total deferred tax liabilities ..................            (7,800)             (10,300)             (11,500)
                                                           --------             --------             --------
Net deferred tax asset (liability) ..............          $  1,700             $   (100)            $  2,300
                                                           ========             ========             ========

At January 31, 1999, the Company has net operating loss carryforwards relating to domestic operations of approximately $4,637,000 (subject to certain limitations relative to utilization) which expire through 2010 and Alternative Minimum Tax Credit carryforwards of approximately $700,000 which can be carried forward indefinitely. The Company's consolidated foreign subsidiaries have income tax loss carryforwards aggregating approximately $76,973,000, a substantial portion of which relates to German operations which do not expire under current regulations and certain Brazilian operations which partially expire through 2004. Due to significant uncertainties surrounding the realization of certain loss carryforwards, the related deferred tax assets have been substantially provided for in the valuation allowances at January 31, 1999. However, during the period ended March 31, 1997, the Company determined that a German subsidiary has sufficiently demonstrated the ability to generate earnings and the valuation allowance of $6,032,000 relating to that subsidiary was appropriately reversed. Such benefit from a reduction in valuation allowance was partly offset by a deferred tax provision relating to an adjustment of U.K. pension liabilities. Included within the deferred tax benefit are the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital" approximating $700,000 and the deferred tax effects of certain deferred tax assets, primarily foreign net operating losses, for which a benefit has previously been recognized in the amount of $130,000.

The adoption of fresh-start reporting results in an increase of additional paid-in capital, rather than an income tax benefit, as the benefits relating to existing deferred tax assets are recognized.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

12. SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                  Accumulated                      Total
                                                                   Additional        Other         Retained     Shareholders'
                                             Common Stock            Paid-In     Comprehensive     Earnings        Equity
                                         Shares         Amount       Capital         Income        (Deficit)      (Deficit)
                                         ------         ------       -------         ------        ---------      ---------
                                                          (in thousands, except share and per share amounts)
PREDECESSOR COMPANY:
Balance at December 31, 1995 ...           2,005       $    20                      $ 11,487       $(29,459)      $(17,952)
   Net loss ....................              --            --                            --        (28,495)       (28,495)
  Change in translation
     adjustment ................              --            --                         4,268             --          4,268
                                      ----------       -------                      --------       --------       --------
Balance at December 31, 1996 ...           2,005            20                        15,755        (57,954)       (42,179)
  Net income (excluding effects
   of the consummation) ........              --            --                            --         11,920         11,920
  Change in translation
     adjustment ................             --            --                        (1,224)            --         (1,224)
  Issuance of new common stock
    and consummation adjustments       4,954,401           30         $49,950        (14,531)        46,034         81,483
                                      ----------       -------       --------        --------       --------       --------

REORGANIZED COMPANY:
Balance at March 31, 1997 ......       4,956,406            50         49,950             --             --         50,000
  Net income ...................              --            --             --             --          6,272          6,272
  Change in translation
    adjustment .................              --            --             --            673             --            673
  Amortization of stock awards .              --            --          1,250             --             --          1,250
  Deferred tax effects of fresh-              --
  start adjustments, certain
  deferred tax assets and NOL
    carryforwards ..............              --            --          2,906             --             --          2,906
Dividends paid ($3.90 per share)              --            --        (13,897)            --         (5,433)       (19,330)
                                      ----------       -------       --------       --------       --------       --------
Balance at January 31, 1998 ....       4,956,406            50         40,209            673            839         41,771
  Net income ...................              --            --             --             --          1,932          1,932
  Change in translation
   adjustment ..................              --            --             --         (1,004)            --         (1,004)
  Minimum pension liability ....              --            --             --            (57)            --            (57)
             adjustment
  Amortization of stock awards .              --            --            750             --             --            750
  Deferred tax effects of fresh-                --
  start adjustments ............              --            --            757             --             --            757
  Capital contribution from ....              --            --
  Safeguard International ......              --            --          3,541                                        3,541
  Merger adjustments ...........      (4,956,306)          (50)            50             --             --             --
  Stock split ..................       4,999,900            50            (50)            --             --             --
                                      ----------       -------       --------       --------       --------       --------
Balance at January 31, 1999 ....       5,000,000       $    50       $ 45,257       $   (388)      $  2,771       $ 47,690
                                      ==========       =======       ========       ========       ========       ========

At December 31, 1996, 10,000 shares of common stock were authorized, of which 2,005 shares were outstanding. This stock had no par value and a stated value of $10 per share. In addition, 300,000 shares of preferred stock were authorized, having a par value of $100 per share, of which no shares were outstanding at December 31, 1996.

Effective April 14, 1997, the Certificate of Incorporation of the Company was amended, whereby the authorized number of shares of common stock was increased to 15,000,000 shares with a par value of $.01 per share, and each original outstanding share of common stock of the Company was subsequently canceled. In addition, in accordance with the Plan, 4,706,406 shares were issued to prepetition unsecured claimholders. The Company was subsequently merged into a new corporation, organized under the laws of the State of Delaware, and all common shares then outstanding were exchanged on a one-for-one basis for shares in the new corporation.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

At the time of the Merger, each outstanding share of Metallurg common stock was converted into the right to receive $30 in cash. As of July 13, 1998, in connection with the Merger, all of the then outstanding shares of common stock of Metallurg were cancelled and 100 shares of common stock, $0.01 par value, were issued to Metallurg Holdings. In November 1998, the Certificate of Incorporation of the Company was amended to provide for 10,000,000 authorized shares of common stock and Metallurg consummated a 50,000 for 1 stock split and, as a result, Metallurg has 5,000,000 shares of common stock, $0.01 par value, outstanding, all of which are owned by Metallurg Holdings.

Total comprehensive income (loss) totaled $871,000, $6,945,000, $56,730,000 and $(24,227,000) for the year ended January 31, 1999, the three quarters ended January 31, 1998, the quarter ended March 31, 1997 and the year ended December 31, 1996, respectively.

Stock Compensation Plans

On November 20, 1998, the Board of Directors adopted the Metallurg, Inc. 1998 Equity Compensation Plan (the "ECP"), to provide (i) designated employees of Metallurg and its subsidiaries, (ii) certain advisors who perform services for the Company or its subsidiaries and (iii) non-employee members of the Board of Directors of the Company (the "Board") with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and performance units. Under the ECP, 500,000 shares of common stock were made available for stock awards and stock options. The Company believes that the ECP will encourage the participants to contribute materially to the growth of the Company, thereby benefiting the Company's shareholders, and will align the economic interests of the participants with those of the shareholders. Pursuant to the Company's ECP, the Compensation Committee of Metallurg's Board awarded to eligible executives and non-employee Board members options to purchase up to 450,000 and 12,500 shares of common stock at an exercise price of $30.00 per share, effective as of November 20, 1998 and January 4, 1999, respectively. Such options have a term of ten years and vest 20% on the date of grant and will vest 20% on each of the first four anniversaries of the date of grant.

On April 14, 1997, the Company had adopted the Metallurg, Inc. Management Stock Award and Stock Option Plan (the "SASOP"), which was to be administered by the Compensation Committee of the Board of Directors for a term of 10 years. Under the terms of the SASOP, the Board was to grant stock awards and stock options (including incentive stock options, nonqualified stock options or a combination of both) to officers and key employees of the Company. Under the SASOP, 500,000 shares of common stock were made available for stock awards and stock options. Pursuant to the Plan, the Board granted to eligible executives 250,000 shares of common stock (the "Initial Stock Awards"). Twenty percent of each Initial Stock Award was transferable on the date of grant and 40 percent was to become transferable on the first and second anniversary of the date of grant. Additionally, the Board granted to eligible employees options to purchase 167,000 shares of common stock at $11.38 (fair market value on the date of grant), effective as of September 1, 1997, and 20,000 shares of common stock at $8.43 (fair market value on the date of grant), effective as of April 1, 1998. Such options vested 33 1/3% on the date of grant and 33 1/3% were to vest on the first and second anniversary of the date of grant. At the time of the Merger, the Initial Stock Awards then outstanding became fully vested and the Company recorded additional compensation expense of approximately $355,000. In addition, outstanding stock options became fully vested and holders were therefore entitled to receive $30 per share as part of the purchase of Metallurg. The Company recorded compensation expense of $3,541,000, which represents the excess of the $30 per share purchase price over the exercise prices noted above. The Company was reimbursed for such stock option cancellation costs by a capital contribution from Safeguard International at the time of the Merger.

The Company accounted for the SASOP using the intrinsic value method in accordance with APB No. 25. Accordingly, compensation expense related to the Initial Stock Awards of $750,000, $1,250,000 and $500,000 was recognized in the year ended January 31, 1999, the three quarters ended January 31, 1998 and the quarter ended March 31, 1997, respectively, and no compensation expense was recognized for the stock options granted. The Company has elected the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".

                                       56

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

Had the Company used the fair value method at the date of grant of the stock options, additional compensation expense would have been recorded, resulting in the following pro forma amounts (in thousands):

                                                 Year           Three Quarters
                                                 Ended               Ended
                                            January 31, 1999    January 31, 1998
                                            ----------------    ----------------
Pro forma net income:
  Earnings before extraordinary item            $  (303)            $ 6,818
  Extraordinary item, net of tax ...                 --                (792)
                                                -------             -------
  Net income (loss) ................            $  (303)            $ 6,026
                                                =======             =======







The weighted average fair value of options granted were $4.83 and $1.47 per share at January 31, 1999 and 1998, respectively. This fair value was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:


Expected volatility ......................                        0%                  13%
Expected dividend yield ..................            Not Applicable       Not Applicable
Expected life ............................                   4 years              2 years
Risk-free interest rate ..................                     4.49%                5.25%

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

13. OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following (in thousands):


                                                               Three Quarters         Quarter
                                              Year Ended           Ended               Ended             Year Ended
                                              January 31,        January 31,          March 31,         December 31,
                                                 1999               1998                1997                1996
                                                 ----               ----                ----                ----
Net gain on asset sales ............            $   324            $ 1,888             $ 3,266             $ 3,597
Gain on settlement of German lawsuit              1,351                 --                  --                  --
Additional institutional claims ....                 --                 --                  --              (1,706)
District 65 pension plan claims ....                 --                 --                  --              (5,050)
Prepetition environmental claims ...                 --                 --                  --              (3,791)
Other, net .........................                133                (83)                (87)                191
                                                -------            -------             -------             -------
   Total ...........................            $ 1,808            $ 1,805             $ 3,179             $(6,759)
                                                =======            =======             =======             =======

In the year ended January 31, 1999, one of the Company's German subsidiaries was successful in recovering approximately $1,351,000 of additional proceeds from a government-owned insurance agency representing final settlement for claims under the company's political risk insurance policy related to an investment in the former Zaire.

In the three quarters ended January 31, 1998, one of the Company's German subsidiaries sold certain plant assets no longer in productive use and recorded a gain of approximately $1,700,000.

During 1997, Metallurg sold one of its commercial real estate properties located in New York City in contemplation of the Plan. A gain of $2,747,000 is reflected in other income in the quarter ended March 31, 1997.

Upon reaching settlement in 1996 with various prepetition creditors, the District 65 Pension Plan and certain environmental regulatory authorities, the Debtors recorded additional expenses of approximately $10,500,000. Turk Maadin Sirketi A.S., a Turkish chrome ore mining operation, entered into an agreement in 1995 to sell a parcel of land no longer in productive use in an installment sale arrangement. As a result, a gain on this transaction of $3,787,000 has been reflected in other income in 1996.

14. ENVIRONMENTAL LIABILITIES

SMC operates manufacturing facilities in Newfield, New Jersey and Cambridge, Ohio, which produce alloys and other specialty products. The historical manufacture of several products at the two facilities has resulted in the production of various by-products, which SMC is obligated to clean up under Federal and state environmental laws and regulations. These clean-up obligations are under the jurisdiction of the United States Environmental Protection Agency, the New Jersey Department of Environmental Protection, the Ohio Environmental Protection Agency, the United States Nuclear Regulatory Commission ("NRC"), the United States Department of Interior and the Ohio Department of Health. The Company has also provided for certain estimated costs associated with its sites in Germany and Brazil.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

Total environmental liabilities consist of the following (in thousands):

                                            January 31        January 31          March 31,
                                               1999              1998               1997
                                               ----              ----               ----
Domestic:
  SMC - New Jersey ..............            $28,876            $30,925            $32,584
  SMC - Ohio ....................             11,557             11,797             12,264
                                             -------            -------            -------
                                              40,433             42,722             44,848
Foreign .........................              4,832              5,201              6,086
                                             -------            -------            -------
  Total environmental liabilities             45,265             47,923             50,934
Less: trust funds ...............              3,064              2,843              2,799
                                             -------            -------            -------
  Net environmental liabilities .             42,201             45,080             48,135
Less: current portion ...........              6,738              6,553              5,270
                                             -------            -------            -------
  Environmental liabilities .....            $35,463            $38,527            $42,865
                                             =======            =======            =======

SMC entered into Administrative Consent Orders ("ACO's") with the State of New Jersey, dated October 5, 1988 and September 5, 1984, under which SMC, as required, has conducted a remedial investigation and feasibility study ("RI/FS") of alternatives to remedy groundwater contamination at the Newfield facility. The ACO's also require SMC to evaluate, and where appropriate remediate certain additional environmental conditions pursuant to state laws and regulations. These activities include the closure of nine wastewater lagoons, soil remediation, surface water and sediment clean up, as well as miscellaneous operation and maintenance activities and onsite controls. The Company accrued its best estimate of the associated costs with respect to remedial activities at the site which it expects to disburse over the next thirteen years. During 1995, $8,000,000 in a prepetition letter of credit was drawn upon and deposited in a trust fund. During the quarter ended March 31, 1997, remaining prepetition letters of credit, in the amount of $8,200,000, were drawn upon and deposited in a trust fund. Subsequently, pursuant to an agreement with the State of New Jersey, the Company was permitted to withdraw cash from the environmental trust and substitute letters of credit in an equivalent dollar amount. At January 31, 1999, outstanding letters of credit issued as financial assurances in favor of various environmental agencies total $21,419,000. The costs of providing financial assurance over the term of the remediation activities have been contemplated in the accrued amounts.

As a result of NRC-regulated manufacturing activities, slag piles have accumulated at the Cambridge and Newfield sites which contain low levels of naturally occurring radioactivity. As related production has ceased at the Cambridge location, SMC is required to decommission the slag piles. SMC obtained approval from the State of Ohio and is currently awaiting approval from the NRC to stabilize and cap the slag piles in situ. As long as production continues at the Newfield location, the NRC will allow the slag pile to remain in place, subject to submission of a conceptual decommissioning plan and financial assurance for implementation of that plan. The Company obligation of the decommissioning plan and financial assurance for implementation of that plan for these sites is partially assured by cash funds held in trust. As a condition precedent to consummation of the Plan, $1,500,000 in a prepetition letter of credit, relating to both the Newfield and Cambridge facilities, was drawn upon and deposited in a trust fund.

In 1987, SMC purchased the Cambridge manufacturing facility from Foote Mineral Company. Cyprus Foote Mineral Company ("Cyprus Foote") is the successor in interest to Foote. During 1995, SMC, Cyprus Foote and the State of Ohio entered into a Consent Order for Permanent Injunction (the "Consent Order") under which SMC and Cyprus Foote agreed to conduct an RI/FS of the Cambridge site and the State of Ohio agreed to review such information on an expedited basis and issue a Preferred Plan setting forth a final remedy for the site. On December 16, 1996, the State of Ohio issued its Preferred Plan and, subsequently, SMC and Cyprus Foote agreed to perform remedial design and remedial action at the site. These activities include remediation of slag piles, clean up of wetland soils and clean up of on-site and off-site sediments. Pursuant to the Consent Order, SMC and Cyprus Foote are jointly and severally liable to the State of Ohio in respect of these obligations. However, SMC has agreed with Cyprus Foote that it shall perform and be liable for the performance of these remedial obligations. Therefore, the Company has accrued its best estimate of associated costs which it expects to substantially disburse over the next five years.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

With respect to the financial assurance obligations to the State of Ohio, Cyprus Foote has agreed to provide financial assurance of approximately $9,000,000 as required by the State of Ohio and SMC has purchased an annuity contract which will provide for future payments into the trust fund to cover certain of the estimated operation and maintenance costs over the next 100 years.

The Company's German subsidiaries have accrued environmental liabilities in the amounts of $4,443,000, $4,827,000, and $5,611,000 at January 31, 1999, January
31, 1998 and March 31, 1997, respectively, to cover the costs of closing an off-site dump and for certain environmental conditions at a subsidiary's Nuremberg site. In Brazil, costs of $389,000, $374,000 and $475,000 have been accrued at January 31, 1999, January 31, 1998 and March 31, 1997, respectively, to cover reclamation costs of the closed mine sites.

15. CONTINGENT LIABILITIES

In addition to environmental matters, which are discussed in Note 14, the Company continues defending various claims and legal actions arising in the normal course of business. Management believes, based on the advice of counsel, that the outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance, however, that existing or future litigation will not result in an adverse judgment against the Company which could have a material adverse effect on the Company's future results of operations or cash flows.

16. LEASES

The Company leases office space, facilities and equipment. The leases generally provide that the Company pays the tax, insurance and maintenance expenses related to the leased assets. At January 31, 1999, future minimum lease payments required under non-cancelable operating leases having remaining lease terms in excess of one year are as follows (in thousands):

    January 31,
    -----------
    2000 ..........................  $1,530
    2001 ..........................   1,365
    2002 ..........................   1,167
    2003 ..........................     844
    2004 ..........................     418
    Thereafter ....................   3,607
                                     ------
     Total ........................  $8,931
                                     ======

Rent expense under operating leases for the year ended January 31, 1999, the three quarters ended January 31, 1998, the quarter ended March 31, 1997 and the year ended December 31, 1996 was $1,756,000, $938,000, $511,000 and $868,000,
respectively.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

17. SUPPLEMENTAL GUARANTOR INFORMATION

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


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED JANUARY 31, 1999
                                 (IN THOUSANDS)

                                                           Combined            Combined
                                       Metallurg,          Guarantor         Non-Guarantor
                                          Inc.           Subsidiaries         Subsidiaries        Eliminations        Consolidated
                                          ----           ------------         ------------        ------------        ------------
Total revenue .....................    $  47,264           $ 191,401           $ 460,468           $ (91,964)          $ 607,169
                                       ---------           ---------           ---------           ---------           ---------
Operating costs and expenses:
  Cost of sales ...................       43,826             170,762             403,864             (92,591)            525,861
  Selling, general and
    administrative expenses .......        7,894               9,987              40,757                  --              58,638
  Merger-related costs ............        7,888                  --                  --                  --               7,888
                                       ---------           ---------           ---------           ---------           ---------
Total operating costs and expenses        59,608             180,749             444,621             (92,591)            592,387
                                       ---------           ---------           ---------           ---------           ---------
Operating income (loss) ...........      (12,344)             10,652              15,847                 627              14,782
Other:
  Other income (expense), net .....          878                (258)              1,188                  --               1,808
  Interest income (expense), net ..       (9,767)              1,293              (1,396)                 --              (9,870)
  Equity in earnings of
    subsidiaries ..................       19,755              11,189                  --             (30,944)                 --
                                       ---------           ---------           ---------           ---------           ---------
Income before income tax provision        (1,478)             22,876              15,639             (30,317)              6,720
Income tax (benefit) provision ....       (3,410)              3,736               4,462                  --               4,788
                                       ---------           ---------           ---------           ---------           ---------
Net income ........................    $   1,932           $  19,140           $  11,177           $ (30,317)          $   1,932
                                       =========           =========           =========           =========           =========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

            CONDENSED CONSOLIDATING BALANCE SHEET AT JANUARY 31, 1999
                                 (IN THOUSANDS)


                                                              Combined         Combined
                                            Metallurg,        Guarantor      Non-Guarantor
                                               Inc.         Subsidiaries      Subsidiaries       Eliminations      Consolidated
                                               ----         ------------      ------------       ------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents ........        $  25,613         $   1,095         $  16,663         $  (6,078)        $  37,293
  Accounts and notes receivables,
    net ............................           24,180            28,178            51,373           (40,051)           63,680
  Inventories ......................            9,459            38,405            75,912            (3,118)          120,658
  Assets held for sale .............               --                --               711                --               711
  Other assets .....................           10,807               105             8,125            (2,989)           16,048
                                            ---------         ---------         ---------         ---------         ---------
     Total current assets ..........           70,059            67,783           152,784           (52,236)          238,390
Investments - intergroup ...........          102,102            53,965                --          (156,067)               --
Investments - other ................              304                --             5,092                --             5,396
Property, plant and equipment, net .            1,016             7,547            40,455                --            49,018
Other assets .......................            5,052            17,179            13,298           (17,216)           18,313
                                            ---------         ---------         ---------         ---------         ---------
     Total .........................        $ 178,533         $ 146,474         $ 211,629         $(225,519)        $ 311,117
                                            =========         =========         =========         =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt and current
    portion of long-term debt......                                             $  11,023         $  (6,078)        $   4,945

  Accounts and notes payables ......        $   8,952         $  15,078            63,481           (50,051)           37,460
  Accrued expenses .................            3,100             8,426            14,275                --            25,801
  Other current liabilities ........               --             3,111             3,833            (2,989)            3,955
                                            ---------         ---------         ---------         ---------         ---------
       Total current liabilities ...           12,052            26,615            92,612           (59,118)           72,161
                                            ---------         ---------         ---------         ---------         ---------
Long-term Liabilities:
   Long-term debt ..................          100,000                --             9,185                --           109,185
   Accrued pension liabilities .....              220             1,760            39,082                --            41,062
   Environmental liabilities, net ..               --            32,669             2,794                --            35,463
   Other liabilities ...............           18,571                --             4,201           (17,216)            5,556
                                            ---------         ---------         ---------         ---------         ---------
       Total long-term liabilities .          118,791            34,429            55,262           (17,216)          191,266
                                            ---------         ---------         ---------         ---------         ---------
       Total liabilities ...........          130,843            61,044           147,874           (76,334)          263,427
                                            ---------         ---------         ---------         ---------         ---------

Shareholders' Equity:
   Common stock ....................               50             1,227            49,691           (50,918)               50
   Additional paid-in capital ......           45,257            90,867             1,014           (91,881)           45,257
   Cumulative foreign currency
     translation adjustment ........             (388)             (928)           21,345           (20,417)             (388)
   Retained earnings (deficit) .....            2,771            (5,736)           (8,295)           14,031             2,771
                                            ---------         ---------         ---------         ---------         ---------
     Shareholders' equity ..........           47,690            85,430            63,755          (149,185)           47,690
                                            ---------         ---------         ---------         ---------         ---------
           Total ...................        $ 178,533         $ 146,474         $ 211,629         $(225,519)        $ 311,117
                                            =========         =========         =========         =========         =========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         FOR YEAR ENDED JANUARY 31, 1999
                                 (IN THOUSANDS)


                                                                   Combined         Combined
                                            Metallurg,         Guarantor        Non-Guarantor
                                               Inc.           Subsidiaries      Subsidiaries       Eliminations       Consolidated
                                               ----           ------------      ------------       ------------       ------------
Cash Flows from Operating Activities        $(27,297)          $ 13,707           $ 17,207                              $  3,617
                                            --------           --------           --------                              --------
Cash Flows from Investing Activities:
  Additions to property plant and
      equipment .....................           (133)            (2,310)           (13,239)                              (15,682)
  Proceeds from asset sales .........          1,135                170                114                                 1,419
  Other, net ........................           (231)                --             (3,670)                               (3,901)
                                            --------           --------           --------                              --------
Net cash (used in) provided by
  investing activities ..............            771             (2,140)           (16,795)                              (18,164)
                                            --------           --------           --------                              --------
Cash Flows From Financing Activities:
  Capital contribution from Safeguard
      International .................          3,541                 --                 --                                 3,541
  Intergroup borrowings (repayments)          23,822            (11,196)           (12,626)                                   --
  Proceeds from long-term debt, net .             --                 --              4,509                                 4,509
  Net short-term debt borrowings ....             --                 --              6,710           $ (6,078)               632
  Intergroup dividends received (paid)         8,893                 --             (8,893)                --                 --
                                            --------           --------           --------           --------           --------
Net cash provided by (used in)
  financing activities ..............         36,256            (11,196)           (10,300)            (6,078)             8,682
                                            --------           --------           --------           --------           --------
Effects of exchange rate changes on
  cash and cash equivalents .........             --                 --                155                 --                155
                                            --------           --------           --------           --------           --------
Net increase (decrease) in cash and
  cash equivalents ..................          9,730                371             (9,733)            (6,078)            (5,710)
Cash and cash equivalents - beginning
  of period .........................         15,883                724             26,396                 --             43,003
                                            --------           --------           --------           --------           --------
Cash and cash equivalents -
  end of period .....................       $ 25,613           $  1,095           $ 16,663           $ (6,078)          $ 37,293
                                            ========           ========           ========           ========           ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE QUARTERS ENDED JANUARY 31, 1998
                                 (IN THOUSANDS)


                                                                Combined          Combined
                                             Metallurg,        Guarantor       Non-Guarantor
                                                Inc.          Subsidiaries      Subsidiaries        Eliminations      Consolidated
                                                ----          ------------      ------------        ------------      ------------
Total revenue ......................          $43,047           $150,569          $364,611           $(81,260)          $476,967
                                              -------           --------          --------           --------           --------
Operating costs and expenses:
  Cost of sales ....................           39,279            134,990           315,954            (80,190)           410,033
  Selling, general and administrative
    expenses .......................            7,187              7,552            28,824                 --             43,563
                                              -------           --------          --------           --------           --------
Total operating costs and expenses .           46,466            142,542           344,778            (80,190)           453,596
                                              -------           --------          --------           --------           --------
Operating income (loss) ............           (3,419)             8,027            19,833             (1,070)            23,371
Other:
  Other income (expense), net .......             (28)               158             1,675                 --              1,805
  Interest income (expense), net ....          (4,639)               605            (1,619)                --             (5,653)
  Equity in earnings of subsidiaries.          13,903              2,530                --            (16,433)                --
                                              -------           --------          --------           --------           --------
Income before income tax provision
  and extraordinary item ...........            5,817             11,320            19,889            (17,503)            19,523
Income tax (benefit) provision .....           (1,165)             2,910            10,714                 --             12,459
                                              -------           --------          --------           --------           --------
Net income before extraordinary item            6,982              8,410             9,175            (17,503)             7,064
Extraordinary item, net of tax .....             (710)                --               (82)                --               (792)
                                              -------           --------          --------           --------           --------
Net income .........................          $ 6,272           $  8,410          $  9,093           $(17,503)          $  6,272
                                              =======           ========          ========           ========           ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

            CONDENSED CONSOLIDATING BALANCE SHEET AT JANUARY 31, 1998
                                 (IN THOUSANDS)


                                                          Combined            Combined
                                        Metallurg,        Guarantor         Non-Guarantor
                                           Inc.          Subsidiaries        Subsidiaries      Eliminations         Consolidated
                                           ----          ------------        ------------      ------------         ------------
ASSETS
Current assets:
  Cash and cash equivalents .........   $  15,883          $     724           $  26,396                  --           $  43,003
  Accounts and notes receivable, net       31,713             43,665              67,403           $ (58,850)             83,931
  Inventories .......................       6,122             39,823              75,389              (3,745)            117,589
  Other assets ......................       6,400                230               7,609                  --              14,239
                                        ---------          ---------           ---------           ---------           ---------
     Total current assets ...........      60,118             84,442             176,797             (62,595)            258,762
Investments - intergroup ............      91,464             50,666                  --            (142,130)                 --
Investments - other .................         244                 --               1,366                  --               1,610
Property, plant and equipment, net ..       1,024              6,805              33,673                  --              41,502
Other assets ........................      13,790                  4              12,666              (8,548)             17,912
                                        ---------          ---------           ---------           ---------           ---------
     Total ..........................   $ 166,640          $ 141,917           $ 224,502           $(213,273)          $ 319,786
                                        =========          =========           =========           =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt and current portion
    of long-term debt ...............                                          $   4,016                               $   4,016
  Trade payables ....................   $     964          $  18,198              51,075           $ (18,929)             51,308
  Accrued expenses ..................       4,543              4,022              15,457                  --              24,022
  Loans payable - intergroup ........      17,175              3,925              28,820             (49,920)                 --
  Other current liabilities .........         400              5,165               6,094                  --              11,659
                                        ---------          ---------           ---------           ---------           ---------
       Total current liabilities ....      23,082             31,310             105,462             (68,849)             91,005
                                        ---------          ---------           ---------           ---------           ---------
Long-term Liabilities:
   Long-term debt ...................     100,000                 --               3,133                  --             103,133
   Accrued pension liabilities ......         392              1,691              36,268                  --              38,351
   Environmental liabilities, net ...          --             35,179               3,348                  --              38,527
   Other liabilities ................       1,395                 --              14,153              (8,549)              6,999
                                        ---------          ---------           ---------           ---------           ---------
       Total long-term liabilities ..     101,787             36,870              56,902              (8,549)            187,010
                                        ---------          ---------           ---------           ---------           ---------
       Total liabilities ............     124,869             68,180             162,364             (77,398)            278,015
                                        ---------          ---------           ---------           ---------           ---------

Shareholders' Equity:
   Common stock .....................          50              1,227              80,358             (81,585)                 50
   Additional paid-in capital .......      40,209             90,867               1,104             (91,971)             40,209
   Cumulative foreign currency
   Translation adjustment ...........         673              1,109              22,386             (23,495)                673
   Retained earnings (deficit) ......         839            (19,466)            (41,710)             61,176                 839
                                        ---------          ---------           ---------           ---------           ---------
     Shareholders' equity ...........      41,771             73,737              62,138            (135,875)             41,771
                                        ---------          ---------           ---------           ---------           ---------
           Total ....................   $ 166,640          $ 141,917           $ 224,502           $(213,273)          $ 319,786
                                        =========          =========           =========           =========           =========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE THREE QUARTER ENDED JANUARY 31, 1998
                                 (IN THOUSANDS)


                                                                    Combined           Combined
                                                                   Guarantor         Non-Guarantor
                                             Metallurg, Inc.      Subsidiaries        Subsidiaries        Consolidated
                                             ---------------      ------------        ------------        ------------
Cash Flows from Operating Activities           $ (13,977)          $  (1,263)          $  14,894           $    (346)
                                               ---------           ---------           ---------           ---------

Cash Flows from Investing Activities:
  Additions to property plant and
    equipment .......................               (330)             (1,086)             (8,031)             (9,447)
  Proceeds from asset sales .........                  9                 106               3,632               3,747
  Other, net ........................                 77                  --                 (63)                 14
                                               ---------           ---------           ---------           ---------
Net cash (used in) provided by
   investing activities .............               (244)               (980)             (4,462)             (5,686)
                                               ---------           ---------           ---------           ---------

Cash Flows From Financing Activities:
  Intergroup borrowings (repayments)             (21,053)              1,322              20,544                 813
  Proceeds from long-term debt ......            100,000                  --                  --             100,000
  Fees paid to issue long-term debt .             (4,000)                 --                  --              (4,000)
  Net repayment of short-term debt ..                 --                  --             (10,l26)            (10,126)
  Repayment of long-term debt .......            (39,461)                 --              (8,848)            (48,309)
  Intergroup dividends received
    (paid) ..........................              5,585                  --              (5,585)                 --
  Dividends paid ....................            (19,330)                 --                  --             (19,330)
                                               ---------           ---------           ---------           ---------
Net cash provided by (used in)
  financing activities ..............             21,741               1,322              (4,015)             19,048
                                               ---------           ---------           ---------           ---------
Effects of exchange rate changes on
  cash and cash equivalents .........                 --                  --                (353)               (353)
                                               ---------           ---------           ---------           ---------
Net increase (decrease) in cash and
  cash equivalents ..................              7,520                (921)              6,064              12,663
Cash and cash equivalents-beginning
  of period .........................              8,363               1,645              20,332              30,340
                                               ---------           ---------           ---------           ---------
Cash and cash equivalents -
  end of period .....................          $  15,883           $     724           $  26,396           $  43,003
                                               =========           =========           =========           =========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 1997


                                                           Combined          Combined
                                      Metallurg,          Guarantor        Non-Guarantor
                                         Inc.           Subsidiaries       Subsidiaries         Eliminations        Consolidated
                                         ----           ------------       ------------         ------------        ------------
Total revenue .....................  $  10,578           $  52,475           $ 117,652           $ (25,118)          $ 155,587
                                     ---------           ---------           ---------           ---------           ---------
Operating costs and expenses
Cost of sales .....................     10,219              47,590             100,709             (24,458)            134,060
Selling, general and administrative
  expenses ........................      2,662               2,118              10,266                  --              15,046
                                     ---------           ---------           ---------           ---------           ---------
Total operating costs and expenses      12,881              49,708             110,975             (24,458)            149,106
                                     ---------           ---------           ---------           ---------           ---------
Operating (loss) income ...........     (2,303)              2,767               6,677                (660)              6,481
Other:
Other (expense) income, net .......     (7,041)              9,903                 317                  --               3,179
Interest (expense) income, net ....       (795)                554                  (4)                 --                (245)
Reorganization expense ............     (1,698)               (965)                 --                  --              (2,663)
Fresh-start revaluation ...........     11,652              (6,305)               (240)                 --               5,107
Equity in earnings of subsidiaries      (6,216)                 --                  --               6,216                  --
                                     ---------           ---------           ---------           ---------           ---------
Income before income tax provision
and extraordinary item ............     (6,401)              5,954               6,750               5,556              11,859
Income tax provision (benefit) ....       (241)                 30              (2,852)                 --              (3,063)
                                     ---------           ---------           ---------           ---------           ---------
Income (loss) before extraordinary
  item ............................     (6,160)              5,924               9,602               5,556           $  14,922
Extraordinary item, net of tax ....     64,114             (17,036)             (4,046)                 --              43,032
                                     ---------           ---------           ---------           ---------           ---------
Net income ........................  $  57,954           $ (11,112)          $   5,556           $   5,556           $  57,954
                                     =========           =========           =========           =========           =========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

             CONDENSED CONSOLIDATING BALANCE SHEET AT MARCH 31, 1997
                                 (IN THOUSANDS)


                                                            Combined            Combined
                                          Metallurg,        Guarantor         Non-Guarantor
                                             Inc.         Subsidiaries         Subsidiaries        Eliminations        Consolidated
                                             ----         ------------         ------------        ------------        ------------
ASSETS
Current Assets:
  Cash and cash equivalents ..........    $   8,363          $   1,645           $  20,332                               $  30,340
  Accounts and notes receivable,
    net ..............................       16,664             43,011              79,068           $ (44,593)             94,150
  Inventories ........................        4,300             31,900              75,733              (2,675)            109,258
  Other assets .......................        4,342                308              11,662                                  16,312
  Assets held for sale ...............           --                 --               1,180                                   1,180
                                          ---------          ---------           ---------           ---------           ---------
      Total current assets ...........       33,669             76,864             187,975             (47,268)            251,240
Investments - intergroup .............       78,591             49,632                                (128,223)                 --
Investments - other ..................          244                 --               1,217                  --               1,461
Property, plant and equipment, net ...          828              6,967              31,112                                  38,907
Other assets .........................        1,663                                 12,433                                  14,096
                                          ---------          ---------           ---------           ---------           ---------
      Total ..........................    $ 114,995          $ 133,463           $ 232,737           $(175,491)          $ 305,704
                                          =========          =========           =========           =========           =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Short-term debt and current portion
     of long-term debt ...............                                           $  14,777                               $  14,777
  Trade payables .....................    $  16,992          $  17,708              56,386           $ (35,139)             55,947
  Accrued expenses ...................        6,389              4,517              14,445                  --              25,351
  Loans payable - intergroup .........           --              1,353              18,101             (19,454)                 --
  Other current liabilities ..........          236              5,429               6,184                  --              11,849
                                          ---------          ---------           ---------           ---------           ---------
      Total current liabilities ......       23,617             29,007             109,893             (54,593)            107,924
                                          ---------          ---------           ---------           ---------           ---------

Long-term Liabilities:
  Long-term debt .....................       39,461                 --              12,250                  --              51,711
  Accrued pension liabilities ........          522              1,621              38,947                  --              41,090
  Environmental liabilities, net .....           --             36,949               5,916                  --              42,865
  Other liabilities ..................        1,395                 --              10,772                 (53)             12,114
                                          ---------          ---------           ---------           ---------           ---------
      Total long-term liabilities ....       41,378             38,570              67,885                 (53)            147,780
                                          ---------          ---------           ---------           ---------           ---------
      Total liabilities ..............       64,995             67,577             177,778             (54,646)            255,704
                                          ---------          ---------           ---------           ---------           ---------

Shareholders' Equity:
  Common stock .......................           50              1,227              80,226             (81,453)                 50
  Additional paid-in capital .........       49,950             90,867                 222             (91,089)             49,950
  Cumulative foreign currency
    translation adjustment ...........           --                 --              21,704             (21,704)                 --
  Retained earnings (deficit) ........           --            (26,208)            (47,193)             73,401                  --
                                          ---------          ---------           ---------           ---------           ---------
  Shareholders' equity ...............       50,000             65,886              54,959            (120,845)             50,000
                                          ---------          ---------           ---------           ---------           ---------
      Total ..........................    $ 114,995          $ 133,463           $ 232,737           $(175,491)          $ 305,704
                                          =========          =========           =========           =========           =========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 1997
                                 (IN THOUSANDS)


                                                                   Combined         Combined
                                                                   Guarantor      Non-Guarantor
                                             Metallurg, Inc.     Subsidiaries      Subsidiaries       Consolidated
                                             ---------------     ------------      ------------       ------------
Cash flows from operating activities           $ (1,796)          $  7,677           $    535           $  6,416
                                               --------           --------           --------           --------

Cash flows from investing activities:
  Additions to property, plant and
        equipment ...................              (711)              (311)            (1,752)            (2,774)
  Proceeds from assets sales ........             4,215                 --                751              4,966
  Other, net ........................                --                 --                (25)               (25)
                                               --------           --------           --------           --------
Net cash provided by (used in)
      investing activities ..........             3,504               (311)            (1,026)             2,167
                                               --------           --------           --------           --------

Cash Flows from Financing and
  Reorganization Activities:
  Cash distribution pursuant
  to Plan of Reorganization .........           (55,865)            (3,501)                --            (59,366)
  Drawdown of prepetition letter of
    credit ..........................             9,700                 --                 --              9,700
  Intergroup borrowings (repayments)              2,088             (2,652)               564                 --
  Proceeds from long-term debt ......                --                 --              8,100              8,100
  Net short-term borrowing ..........                --                 --              1,062              1,062
  Repayment of long-term debt .......                --                 --               (487)              (487)
  Dividends received (paid) .........             9,423                 --             (9,423)                --
                                               --------           --------           --------           --------
Net cash used in financing and re-
   Organization activities ..........           (34,654)            (6,153)              (184)           (40,991)
                                               --------           --------           --------           --------
Effects of exchange rate changes on
 cash and cash equivalents ..........                --                 --               (526)              (526)
                                               --------           --------           --------           --------
Net (decrease) increase in cash and
cash equivalents ....................           (32,946)             1,213             (1,201)           (32,934)
Cash and cash equivalents -
    beginning of quarter of quarter .            41,309                432             21,533             63,274
                                               --------           --------           --------           --------
Cash and cash equivalents
   end of quarter ...................          $  8,363           $  1,645           $ 20,332           $ 30,340
                                               ========           ========           ========           ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)


                                                              Combined           Combined
                                           Metallurg,        Guarantor         Non-Guarantor
                                             Inc.          Subsidiaries        Subsidiaries       Eliminations       Consolidated
                                             ----          ------------        ------------       ------------       ------------
Total revenue .......................     $  35,536          $ 199,864          $ 489,110          $ (74,508)         $ 650,002
                                          ---------          ---------          ---------          ---------          ---------
Operating costs and expenses:
  Cost of sales .....................        33,640            185,827            420,929            (73,858)           566,538
  Selling, general and administrative
    expenses ........................         5,150              9,363             42,590                 --             57,103
  Environmental expenses ............            --             35,176              2,406                 --             37,582
                                          ---------          ---------          ---------          ---------          ---------
 Total operating costs and expenses .        38,790            230,366            465,925            (73,858)           661,223
                                          ---------          ---------          ---------          ---------          ---------
Operating Income (loss) .............        (3,254)           (30,502)            23,185               (650)           (11,221)
Other:
  Other income (expense), net .......       (11,881)            (9,897)            11,200              3,819             (6,759)
  Interest income (expense), net ....         1,254              1,517             (1,298)                --              1,473
  Reorganization expense ............        (1,500)            (2,035)                --                 --             (3,535)
  Equity in earnings (losses)
      of subsidiaries ...............       (13,041)               231                 --             12,810                 --
                                          ---------          ---------          ---------          ---------          ---------
Income (loss) before income
    tax provision ...................       (28,422)           (40,686)            33,087             15,979            (20,042)
Income tax provision (benefit) ......            73                128              8,252                 --              8,453
                                          ---------          ---------          ---------          ---------          ---------
  Net income ........................     $ (28,495)         $ (40,814)         $  24,835          $  15,979          $ (28,495)
                                          =========          =========          =========          =========          =========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)


                                                                     Combined           Combined
                                                                     Guarantor        Non-Guarantor
                                                Metallurg, Inc.     Subsidiaries       Subsidiaries      Consolidated
                                                ---------------     ------------       ------------      ------------
Cash Flows from Operating Activities ...          $  1,922           $  9,748           $ 35,995           $ 47,665
                                                  --------           --------           --------           --------

Cash Flows from Investing Activities:
 Additions to property, plant and ......               (90)              (599)            (8,842)            (9,531)
  equipment
 Proceeds from assets sales ............                --                493              5,313              5,806
 Other, net ............................            (6,192)                25              4,873             (1,294)
                                                  --------           --------           --------           --------
Net cash (used in) provided by investing
  activities ...........................            (6,282)               (81)             1,344             (5,019)
                                                  --------           --------           --------           --------

Cash Flows from Financing Activities:
 Intergroup borrowings (repayments) ....            16,108            (10,223)            (5,885)                --
 Net repayment of short-term debt ......                --                 --            (14,709)           (14,709)
 Repayment of long-term debt ...........                --                 --             (1,408)            (1,408)
 Dividends received (paid) .............             5,091                 --             (5,091)                --
                                                  --------           --------           --------           --------
Net cash provided by (used in) financing
  activities ...........................            21,199            (10,223)           (27,093)           (16,117)
                                                  --------           --------           --------           --------

Effects of exchange rate changes on cash
  and cash equivalents .................                --                 --                (83)               (83)
                                                  --------           --------           --------           --------
Net increase (decrease) in cash and cash
  equivalents ..........................            16,839               (556)            10,163             26,446
Cash and cash equivalents - beginning
  of year ..............................            24,470                988             11,370             36,828
                                                  --------           --------           --------           --------
Cash and cash equivalents - end of year           $ 41,309           $    432           $ 21,533           $ 63,274
                                                  ========           ========           ========           ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                        SELECTED QUARTERLY FINANCIAL DATA
                                   (UNAUDITED)


                                 (IN THOUSANDS)


                                       1st              2nd              3rd              4th
                                     Quarter          Quarter          Quarter          Quarter           Year
                                     -------          -------          -------          -------           ----
YEAR ENDED JANUARY 31, 1999
Sales .....................         $167,675         $169,754         $142,522         $126,383         $606,334
Gross profit ..............           28,822           27,342           18,307            6,837           81,308
Net income (loss)(a) ......            6,790            1,498               38           (6,394)           1,932




                                         Predecessor                  Reorganized Company
                                          Company
                                          -------          ---------------------------------------------------------
                                            1st              2nd              3rd               4th
                                          Quarter          Quarter          Quarter           Quarter           Year
                                          -------          -------          -------           -------           ----
YEAR ENDED JANUARY 31, 1998
Sales ..........................         $155,427         $166,718         $148,169         $161,539         $631,853
Gross profit ...................           21,527           24,744           21,049           21,141           88,461
Profit before extraordinary item           14,922(b)         3,651            1,714            1,699           21,986
Net income .....................           57,954(c)         3,651            1,714              907(d)        64,226




(a) Includes Merger-related costs of $4,416, $2,607 and $865 in the 2nd, 3rd and 4th quarters, respectively.

(b)  Includes a $5,107 fresh-start revaluation.

(c) Includes an extraordinary gain of $43,032, net of tax, reflecting the discharge of indebtedness income relating to the consummation of the Reorganization Plan.

(d) Includes an extraordinary loss of $792, net of tax, reflecting the early extinguishment of debt.

[PWC OFFICE LETTERHEAD]
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Metallurg Inc.

Our audit of the consolidated financial statements referred to in our report dated March 31, 1999 appearing in this Annual Report on Form 10-K also included an audit of Financial Statement Schedule VIII of this Form 10-K. In our opinion, this Financial Statement Schedule VIII presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The consolidated financial statements and financial statement schedule VIII for periods prior to the period ended January 31, 1999 were audited by other independent accountants whose report dated April 1, 1998 expressed an unqualified opinion on those statements and related financial statement schedule.

PricewaterhouseCoopers LLP
New York, New York
March 31, 1999

                   METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES


         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  IN THOUSANDS:


                                           Balance at        Charged to                                             Balance at
                                           Beginning         Costs and          Charged to         Deductions          End
                                           of Period          Expenses        Other Accounts      --Describe--      of Period
                                           ---------          --------         ------------       ------------      ---------
DESCRIPTION

YEAR ENDED DECEMBER 31, 1996:
  Accounts receivables
    allowance for doubtful accounts ....     $3,995             $696                  -           $  (388)(a)         $4,303


QUARTER ENDED MARCH 31,1997:
  Accounts receivable
    allowance for doubtful accounts ....     $4,303             $162                  -           $(4,465)(b)           $-0-


THREE QUARTERS ENDED
 JANUARY 31, 1998:
  Accounts receivable
    allowance for doubtful accounts ....       $-0-           $1,700                  -                 -             $1,700


YEAR ENDED JANUARY 31, 1999
  Accounts receivable
    allowance for doubtful accounts ....     $1,700              $70                  -                 -             $1,770


NOTES:

(a) Uncollectible accounts written
    off, less recoveries

(b) Uncollectible accounts
    written off, less recoveries .......                       $(376)
    Elimination of historical
    allowance account upon
    revaluation of assets to fair
    value in accordance with fresh-
    start reporting at March 31,
    1997 ................................                     (4,089)
                                                             -------
                                                             $(4,465)
                                                             =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The change in the Company's independent certifying accountants has been previously reported in the Company's report on Form 8-K, filed on November 20, 1998.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The following table sets forth certain information with respect to the individuals who are the directors and executive officers of the Company:

     NAME                             AGE           POSITION
     ----                             ---           --------
Heinz C. Schimmelbusch ............   54        Chairman and Director
Alan D. Ewart .....................   51        President and Chief Executive Officer
Michael A. Standen ................   62        Vice Chairman and Director
Eric E. Jackson ...................   47        Senior Vice President and Chief Operating Officer
Robin A. Brumwell .................   54        Senior Vice President
Barry C. Nuss .....................   46        Vice President-Finance and Chief Financial Officer
Ellen T. Harmon ...................   44        Vice President, General Counsel and Secretary
Douglas A. Fastuca ................   34        Vice President, Corporate Development
Nils A. Kindwall ..................   75        Director
Jack L. Messman ...................   59        Director
Samuel A. Plum ....................   54        Director
Arthur R. Spector .................   58        Director

Each director of the Company holds office until the next annual meeting of stockholders of the Company or until his or her successor has been elected and qualified. Officers of the Company are selected by the Board of Directors and serve at the discretion of the Board of Directors, or, in the case of officers other than the President and Chief Executive Officer, at the discretion of the President and Chief Executive Officer.

Heinz C. Schimmelbusch -- Dr. Schimmelbusch became Chairman of the Board and a Director of Metallurg, Inc. in July 1998, as well as President, Chief Executive Officer and a Director of Metallurg's parent company, Metallurg Holdings, Inc. He is a Managing Director of the general partner and of the management company of Safeguard International Fund, L.P. He is also Chairman of Allied Resource Corporation, a company he founded in 1994 to invest in mining, advanced materials and recycling. Until 1994, Dr. Schimmelbusch was Chairman of the Management Board of Metallgesellschaft AG, Germany, a multibillion dollar, multinational company in the process industries, and Chairman of the Supervisory Board of LURGI AG, Germany's leading process engineering firm; of Buderus AG, a leading manufacturer of commercial and residential heating equipment; of Dynamit Nobel AG, a leading manufacturer of explosives and specialty chemicals; and of Norddeutsche Affinerie AG, Europe's largest copper producer. Dr. Schimmelbusch has also served on the Boards of several German and other foreign corporations and institutions, including Allianz Versicherungs AG, Munich; Philipp Holzmann AG, Frankfurt; Mobil Oil AG, Hamburg; Teck Corporation, Vancouver; and on the Advisory Boards of Dresdner Bank AG and the European Bank of Reconstruction and Development. Dr. Schimmelbusch has been the founder and Chairman of a number of public companies in the process industries, including: Inmet Corporation, Toronto (formerly, Metall Mining Corporation); Methanex Corporation, Vancouver; and B.U.S. Umweltservice AG, Frankfurt. Dr. Schimmelbusch is a director of Safeguard Scientifics, Inc., a diversified information technology company, a position he has held since 1989, and of Systems & Computer Technology Corporation, a systems integration services and software company.

Michael A. Standen -- Mr. Standen has worked at Metallurg for his entire professional career. He was appointed President and Chief Executive Officer in 1983 and was Chairman from 1992 through July 1998. Mr. Standen joined LSM in 1961 and held positions in sales and purchasing management before he was appointed Joint Managing Director of LSM in 1977. He became sole Managing Director of LSM in 1980. He was elected to the Board of Directors of the Company in 1977. Mr. Standen was appointed Vice Chairman of Metallurg in August 1998 and is retained as an advisor to the Company. He also serves on the Boards of Metallurg's German subsidiaries. Mr. Standen has a B.A. degree in languages from Oxford University.

Alan D. Ewart -- Mr. Ewart was appointed President and Chief Executive Officer of Metallurg in August 1998. Prior thereto, he was Joint Managing Director of LSM. Mr. Ewart joined LSM in 1969 and held several positions in sales and purchasing management before he was appointed Joint Managing Director in 1984. He was elected to the Board of Directors of the Company in 1987 and served in that capacity until July 1998. Prior to joining LSM, Mr. Ewart worked in the British Civil Service as a Patent Examiner. Mr. Ewart has a BSc degree in metallurgy from the University of Wales.

Eric E. Jackson -- Mr. Jackson was appointed Senior Vice President and Chief Operating Officer of Metallurg in August 1998. He also serves as an officer and director of certain subsidiaries of Metallurg. Mr. Jackson was Senior Vice President and then President of Shieldalloy from September 1996 and retains the position of President currently. From 1993 to 1995, he was Assistant Director at Phibro, a division of Salomon, Inc., where he directed trading and distribution operations. Prior thereto, he was a Vice President at Louis Dreyfus Corporation from 1989 to 1993, where he managed trading and soft physical commodities operations. From 1979 to 1989, Mr. Jackson served in various capacities at Cargill Incorporated in Canada and the United States. Mr. Jackson received a B.S. degree and an M.B.A. from the University of Saskatchewan.

Robin A. Brumwell -- Mr. Brumwell was appointed Senior Vice President of Metallurg in August 1998. He has served as President of Metallurg International Resources, which distributes products manufactured by third parties, since 1992. Mr. Brumwell also is an officer and director of various subsidiaries of Metallurg. He served in a number of capacities at Cabot Corporation from 1976 through 1991, including Vice President of the Stellite Division, Group Vice President for certain chemical companies and President of Cabot Safety, Inc. (manufacturer of industrial safety products). Mr. Brumwell became a British chartered accountant in 1966 and received a masters degree in science/business administration from the Cranfield Institute of Technology and an M.B.A. from the Harvard Graduate School of Business Administration.

Barry C. Nuss -- Mr. Nuss joined Metallurg as financial controller in 1983, was appointed Vice President-Finance of Shieldalloy in 1988, and assumed his current position as Vice President-Finance and Chief Financial Officer of Metallurg in 1994. He serves as an officer and director of various subsidiaries of Metallurg. He was previously employed as an auditor at Deloitte Haskins & Sells (now known as Deloitte & Touche LLP) from 1976 to 1981 and as a Financial Analyst at Cabot Mineral Resources from 1981 to 1983. Mr. Nuss is a Certified Public Accountant and has a B.S. degree in accounting from Fairleigh Dickinson University.

Ellen T. Harmon -- Ms. Harmon was appointed Vice President, General Counsel and Secretary of Metallurg in January 1999. She also serves as an officer and director of certain subsidiaries of Metallurg. Ms. Harmon was a corporate associate at the law firm of Kronish, Lieb, Weiner & Hellman in New York from 1979 to 1984, when she joined Savin Corporation, an equipment distribution company, as Associate General Counsel and Assistant Secretary until 1988. She served at Sequa Corporation, a diversified, publicly-held industrial company with interests primarily in aerospace, machinery and metal coatings, from 1988 through 1998, where she held the positions of Senior Associate General Counsel and Secretary. Ms. Harmon has a J.D. from Brooklyn Law School and a B.A. degree from Sarah Lawrence College.

Douglas A. Fastuca -- Mr. Fastuca was appointed Vice President, Corporate Development of Metallurg in August 1998. He is Chief Financial Officer and Treasurer of Metallurg Holdings, Inc. and a Director of the management company of Safeguard International. Before joining Safeguard International, Mr. Fastuca was Director of Business Development in SEI Investment's Global Asset Management Unit from 1993 to 1997. He started his business career with General Electric holding financial assignments in manufacturing and international operations at GE Lighting and as a corporate auditor at GE Capital. Mr. Fastuca has a B.A. degree from Bucknell University and an M.B.A. from the Harvard Graduate School of Business Administration.

Nils A. Kindwall -- Mr. Kindwall was elected a Director of Metallurg in August 1998. He is the retired Vice Chairman of Freeport McMoRan, Inc. At Freeport, he was one of the founders of Freeport Indonesia, a producer of copper and gold. He has been involved in the financing of varied projects within the mining industry. He is also a former member of Chemical Bank's Advisory Board, a former Director of Inmet Mining Corporation and John Wiley & Sons (publishers). He is currently a Director of Allied Resource Corporation. Mr. Kindwall received his B.A. from Princeton University and an M.B.A. from the Columbia University Graduate School of Business.

Jack L. Messman -- Mr. Messman was elected a Director of Metallurg in November 1998. He has been Chairman of the Board and Chief Executive Officer of Union Pacific Resources Group Inc. (UPRG) since 1996. Prior to becoming Chairman and CEO of UPRG, Mr. Messman was President of UPRG. Prior to joining UPRG in 1991, Mr. Messman had been Chairman and CEO of U.S. Pollution Control, Inc., Union Pacific's environmental services company, since 1988. Prior thereto, he was managing director of Mason Best Company of Houston, an investment banking firm, from 1986 to 1988, and simultaneously served as

Chairman and CEO of Somerset House Corporation, a publishing company owned by Mason Best. He was Executive Vice President-Chief Financial Officer and a member of the Board of Directors of Warner Amex Cable Communications, Inc. from 1983 to 1986. From 1981 to 1983, he was Executive Vice President and a Director of Safeguard Scientifics, Inc. and also served as President and CEO of Novell, Inc., a company controlled by Safeguard, from 1982-1983. He was President and CEO of Norcross, Inc., a consumer products company, from 1979 to 1983. Prior thereto, he was a partner in a Philadelphia investment banking firm. Mr. Messman is a graduate of the University of Delaware, with a B.S. degree in chemical engineering, and received his M.B.A. from the Harvard Graduate School of Business Administration. He was also a Director of Union Pacific Corporation (former parent of UPRG) and MTV Networks, Inc. Mr. Messman currently serves on the Board of Directors of Safeguard Scientifics, Inc., Novell, Inc., USData, Cambridge Technology Partners, Inc. and Tandy Corporation.

Samuel A. Plum -- Mr. Plum was elected to serve as a Director of Metallurg in November 1998 and as a Director of Metallurg Holdings, Inc. in October 1998. He has been a Managing General Partner of the general partner of SCP Private Equity Partners, L.P. since its commencement in August 1996 and was a Managing Director of Safeguard Scientifics, Inc. from 1993 to 1996. From February 1989 to January 1993, Mr. Plum served as President of Charterhouse, Inc. and Charterhouse North American Securities, Inc., the U.S. investment banking and broker-dealer divisions of Charterhouse PLC, a merchant bank located in the United Kingdom. From 1973 to 1989, he served in various capacities, including Managing Director and partner, at the investment banking divisions of PaineWebber Inc. and Blyth Eastman Dillon & Co., Inc., respectively. Mr. Plum is Chairman of Vortex Sound Communications, Inc. and also serves as a director of Index Stock Photography, Inc., PacWest Telecomm, Inc. and the Philadelphia Zoological Society. Past directorships include Tishman Holdings Corporation, Icon CMT Corp., Quaker Fabrics Corporation and the National Audubon Society, the latter two as Chairman. Mr. Plum holds a B.A. degree in history from Harvard University and an M.B.A. degree from the Harvard Graduate School of Business Administration.

Arthur R. Spector -- Mr. Spector was elected to serve as a Director of Metallurg in July 1998 and as a Director of Metallurg Holdings, Inc., of which he is Executive Vice President. He is a Managing Director of the general partner and of the management company of Safeguard International. From January 1997 to March 1998, Mr. Spector served as Managing Director of TL Ventures LLC, a venture capital management company organized to manage day-to-day operations of TL Ventures III L.P. and TL Ventures III Offshore L.P. From January 1995 through December 1996, Mr. Spector served as Director of Acquisitions of Safeguard Scientifics, Inc. From July 1992 until May 1995, Mr. Spector served as Vice Chairman and Secretary of Casino & Credit Services, Inc. From October 1991 to December 1994, Mr. Spector was Chief Executive Officer and a Director of Perpetual Capital Corporation, a merchant banking organization. He has also been an officer of Abraham Lincoln Federal Savings Bank and State National Bank of Maryland. Mr. Spector serves as Chairman of Neoware Systems, Inc., a manufacturer of network computers; and as a Director of USDATA Corporation, a company which produces factory and process automation software; and Docucorp International, a document automation company. Mr. Spector holds a B.S. degree in electronics from the Wharton School of the University of Pennsylvania and a J.D. from the University of Pennsylvania Law School.

The Board of Directors has compensation and audit committees, which include Messrs. Schimmelbusch and Kindwall, and Messrs. Spector and Plum, respectively.


ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by the Company's two Chief Executive Officers during 1998, the four other most highly compensated executive officers and one former executive officer who would have been among the four but for the fact that he resigned his employment prior to the end of the year (collectively, the "Named Officers") during the calendar years 1996, 1997, and 1998, for services rendered in all capacities to the Company during each of those periods. The compensation information is presented on a calendar year basis. Notwithstanding the foregoing, information is only provided with respect to those years in which an individual served as an executive officer of the Company.

                           SUMMARY COMPENSATION TABLE

                                                                                                       LONG-TERM
                                                          ANNUAL COMPENSATION                         COMPENSATION
                                                         --------------------       -----------------------------------------------
                                                                                                       SECURITIES
                                                                                     RESTRICTED        UNDERLYING
                                                                                       STOCK            OPTIONS/       ALL OTHER
                                                         SALARY        BONUS          AWARD(S)            SARS        COMPENSATION
NAME AND PRINCIPAL POSITION                  YEAR         ($)           ($)             ($)                (#)             ($)
---------------------------                  ----         ---           ---             ---                ---             ---
Michael A. Standen ......................    1998       483,231(b)    198,000       1,400,000(d)          15,000      1,236,240(f)
Chairman, President and                      1997       645,986(b)    380,000(c)      700,000(d)          50,000(e)          --
  Chief Executive Officer (a)                1996       617,364(b)    195,000              --                 --             --

Alan D. Ewart ...........................    1998       262,476(g)    135,000       1,200,000(d)          75,000             --
President and Chief Executive Officer (a)

Eric E. Jackson .........................    1998       243,500       100,000              --             35,000             --
Senior Vice President and
  Chief Operating Officer (a)

Barry C. Nuss ...........................    1998       224,378        70,000         650,000(d)          25,000        150,000(f)
Vice President-Finance and                   1997       210,000       135,000(c)      325,000(d)          17,500(e)          --
  Chief Financial Officer                    1996       202,000        62,500              --                 --             --

Robin A. Brumwell .......................    1998       238,444        15,000         525,000(d)          30,000        150,000(f)
Senior Vice President (a)

Michael A. Banks ........................    1998       214,200        53,000         550,000(d)              --        369,033(f)
Vice President, Administration (a)           1997       210,000       135,000(c)      275,000(d)          12,500(e)          --
                                             1996       202,000        55,000              --                 --             --

J. Richard Budd III .....................    1998       263,500            --         500,000(d)              --        474,300(f)
Senior Vice President (a)                    1997       310,000       159,000(c)      250,000(d)          17,500(e)          --
                                             1996       300,000        77,500              --                 --             --


------------

(a) On August 10, 1998, Mr. Standen resigned as Chairman, President and Chief Executive Officer of Metallurg and was elected Vice Chairman thereof; and Messrs. Ewart, Jackson and Brumwell became executive officers of Metallurg upon their elections as President and Chief Executive Officer, Senior Vice President and Chief Operating Officer, and Senior Vice President, respectively. On January 5, 1999, Mr. Banks resigned his employment with the Company, as did Mr. Budd on October 31, 1998.

(b) Includes approximately $30,680, $47,486 and $70,000 paid for directors' fees for the Company and certain of its subsidiaries, in 1998, 1997 and 1996, respectively. Amount shown for 1998 also includes $77,717 in consulting fees for the latter part of the year.

(c) These amounts represent bonuses paid in connection with the consummation of the Reorganization Plan and bonuses payable in respect of fiscal 1997 under the Management Incentive Compensation Plan applicable to 1997.

(d) The number of the aggregate restricted stock holdings at December 31, 1997 was 250,000 shares and the value of such holdings at December 31, 1997 was $2.1 million (based on a book value of $8.43 per share). The value shown in the table for 1997 represents the book value of $10.00 per share on the grant date of April 14, 1997. In connection with the Company's Senior Notes Offering in November of 1997, a dividend of $3.90 per share was paid on the Company's common stock (including these stock awards), which had the effect of reducing the book value of the Company stock. The vesting schedule for all of the stock awards shown above was originally as follows: 20% on April 14, 1997, 40% on April 13, 1998 and the remaining 40% on April 13, 1999. Dividends were to be paid on restricted stock. Upon consummation of the Merger on July 13, 1998, the restricted stock vested in its entirety and was cancelled in exchange for the following Merger consideration: Mr. Standen, $2,100,000 with respect to 70,000 shares; Mr. Ewart, $1,200,000 with respect to 40,000 shares; Mr. Nuss, $975,000 with respect to 32,500 shares; Mr. Banks, $825,000 with respect to 27,500 shares; Mr. Budd, $750,000 with respect to 25,000 shares; and Mr. Brumwell, $525,000 with respect to 17,500 shares. The amounts shown in the table for 1998 represent the actual cash consideration paid to each Named Officer in 1998 by Safeguard International in consideration of the cancellation of such stock awards ($30.00 per share), less the value shown in the table for 1997 with respect to the same awards.

(e) In connection with the Senior Notes Offering of November 1997, a dividend equivalent of $3.90 per share was paid on outstanding stock options. In 1998, in connection with the acquisition of the Company, these stock options were cancelled (see "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values", below).

(f) These amounts consist of payments made: in connection with the change of control of the Company (as provided by the terms of previous employment agreements) to Mr. Standen, Mr. Banks (which was actually paid in early 1999, immediately following his resignation), and Mr. Budd; and in consideration of waiving their right to such payment (as per the terms of their previous employment agreements) and in consideration for entering into new employment agreements effective August 1998, to Messrs. Nuss and Brumwell.

(g) Includes $20,000 in consulting fees earned by Mr. Ewart pursuant to his Employment Agreement with the Company.

                      OPTION GRANTS IN THE LAST FISCAL YEAR

The following table provides information on grants of options made during fiscal 1998 to the Named Officers. These options vest 20% on the date of grant and 20% on each of the first four anniversaries of the date of grant.

                                                                                                   Potential Realizable
                                                                                                     Value at Assumed
                                                                                                  Annual Rates of Stock
                                                                                                  Price Appreciation for
                                              Individual Grants                                         Option Term
                        -------------------------------------------------------------             ----------------------
                                              Percent of
                         Number of              Total
                        Securities           Options/SARs       Exercise
                        Underlying            Granted to          or
                        Option/SARs          Employees in      Base Price   Expiration            5%                 10%
                        Granted (#)         Fiscal Year(a)       ($/Sh)        Date               ($)                ($)
                        -----------         --------------       ------        ----               ---                ---
NAMED OFFICER
Michael A. Standen ..         15,000 (b)           3.24%            30.00       11/20/08           283,002            717,184
Alan D. Ewart .......         75,000              16.21%            30.00       11/20/08         1,415,012          3,585,920
J. Richard Budd III .             --                 --                --             --                --                 --
Eric E. Jackson .....         35,000               7.56%            30.00       11/20/08           660,338          1,673,429
Michael A. Banks ....             --                 --                --             --                --                 --
Barry C. Nuss .......         25,000               5.40%            30.00       11/20/08           471,670          1,195,306
Robin A. Brumwell ...         30,000               6.48%            30.00       11/20/08           566,004          1,434,367

--------------
(a) An aggregate of 462,500 shares was granted to directors and employees pursuant to the 1998 Equity Compensation Plan (described below).

(b) Mr.Standen's stock option grant in 1998 was made in his capacity as a director of Metallurg. Each director received a grant of options to purchase 15,000 shares, except the Chairman, Dr. Schimmelbusch, who was granted options to purchase 25,000 shares.



The following table provides information on the valuation of stock options held by the Named Officers. All options that had been granted to the Named Officers in 1997 were vested and cancelled in 1998 in consideration for payments in the Merger equal to the difference between the option exercise price of $11.38 per share and the Merger consideration price of $30.00 per share ($18.62 per share) pursuant to the terms of the options and the terms of the Merger. Such cancellations are treated in this table as exercises of the options. Values of unexercised outstanding options granted in 1998 are not provided since the Company's equity securities are not traded.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR-END OPTION/SAR VALUES

                                                                                                        Number of Securities
                                                                                                      Underlying Unexercised
                                                                                                          Options/SARs at
                                                Shares Acquired on                                      Fiscal Year-End (#)
NAMED OFFICER                                        Exercise               Value Realized           Exercisable/Unexercisable
-------------                                        --------               --------------           -------------------------
Michael A. Standen...........................         50,000                   $931,000                   3,000/12,000
Alan D. Ewart................................         25,000                    465,500                  15,000/60,000
Eric E. Jackson..............................         25,000                    465,500                   7,000/28,000
Barry C. Nuss................................         17,500                    325,850                   5,000/20,000
Robin A. Brumwell............................          5,000                     93,100                   6,000/24,000
Michael A. Banks.............................         12,500                    232,750                        -
J. Richard Budd III..........................         17,500                    325,850                        -

1997 STOCK AWARD AND STOCK OPTION PLAN

The Board of Directors of the Company terminated the Metallurg Management Stock Award and Stock Option Plan ("SASOP") in 1998 in connection with the Merger and the cancellation of all outstanding stock and stock options.

Pursuant to the terms of the SASOP and/or the individual employment agreements with the Named Officers, the Company made loans in order to pay any federal, state or local taxes with respect to any stock award granted under the SASOP. In April 1997, each of Messrs. Standen, Budd, Banks, Nuss, and Brumwell were given loans of $320,250, $22,875, $25,162, $29,737 and $16,012, respectively, with respect to their stock awards. Such loans bear interest at a rate of 5.91% and are payable on April 14, 2000. In April 1998, each of Messrs. Budd, Banks, Nuss and Brumwell were given loans of $38,567, $42,424, $50,137 and $26,997, respectively, with respect to their stock awards. Such loans bear interest at a rate of 5.7% and are payable on April 14, 2001. In July 1998, each of Messrs. Budd, Banks, Nuss and Brumwell were given loans of $137,250, $150,975, $178,425 and $96,075, respectively, with respect to their stock awards. Such loans bear interest at a rate of 5.68% and are payable on July 12, 2001. Messrs. Nuss and Banks repaid all of their respective loans (together with all accrued interest) in December 1998. Although interest is not required to be paid prior to repayment of the loan, Mr. Standen paid interest of $13,533 in 1997 and $18,926 in 1998; and Mr. Banks paid interest of $1,063 in 1997.

The compensation received by the Named Officers in exchange for cancellation of their outstanding stock awards and stock options is shown in the Summary Compensation Table, above.

1998 EQUITY COMPENSATION PLAN

On November 20, 1998, the Board of Directors adopted the Metallurg, Inc. 1998 Equity Compensation Plan (the "ECP") to provide (i) designated employees of Metallurg and its subsidiaries, (ii) certain advisors who perform services for the Company or its subsidiaries, and (iii) non-employee members of the Board of Directors of the Company (the "Board") with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and performance units. The Company believes that the ECP will encourage the participants to contribute materially to the growth of the Company and will align the economic interests of the participants with those of the shareholders.

The following is a summary of the ECP. The summary does not purport to be complete and is qualified in its entirety by reference to the ECP.

Eligibility and Administration. All employees of the Company and its subsidiaries ("Employees"), including employees who are officers or members of the Board, and members of the Board who are not Employees ("Non-Employee Directors"), are eligible to participate in the ECP. Key advisors and advisors who perform services for the Company or any of its subsidiaries ("Key Advisors") are eligible to participate in the ECP if the Key Advisors render bona fide services and such services are not in connection with the offer or sale of securities in a capital-raising transaction.

The ECP is administered and interpreted by a committee appointed by the Board (the "Committee"). Prior to the effective date of an initial public offering of the Company's stock as described in the ECP (a "Public Offering"), the Board may exercise any power or authority of the Committee under the ECP and, in such case, references to the Committee hereunder, as they relate to Plan administration, shall be deemed to include the Board as a whole. After a Public Offering, the Committee shall consist of two or more persons appointed by the Board, all of whom may be "outside directors" as defined under section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code") and related Treasury regulations and may be "non-employee directors" as defined under Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Types of Awards. Awards under the ECP may consist of grants of incentive stock options ("Incentive Stock Options"), nonqualified stock options ("Nonqualified Stock Options"; it being understood that Incentive Stock Options and Nonqualified Stock Options are collectively referred to as "Options"), restricted stock (Restricted Stock"), stock appreciation rights ("SARs"), and performance units ("Performance Units") (hereinafter collectively referred to as "Grants").

Shares Subject to the ECP. As of November 20, 1998, the number of authorized and outstanding shares of the common stock of the Company ("Company Stock") was 5,000,000 shares (the number of authorized shares was changed on November 30, 1998 to 10,000,000 shares). Subject to the adjustment specified below, the aggregate number of shares of Company Stock that may be issued or transferred under the ECP is 500,000 shares. After a Public Offering, the maximum aggregate number of shares of Company Stock that shall be subject to Grants made under the ECP to any individual during any calendar year shall be 100,000 shares. The shares may be authorized but unissued shares of Company Stock or reacquired shares of Company Stock, including shares purchased by the Company on the open market for purposes of the ECP. If and to the extent Options or SARs granted under the ECP terminate, expire, or are canceled, forfeited, exchanged or surrendered without having been exercised, or if any shares of Restricted Stock or Performance Units are forfeited, the shares subject to such Grants shall again be available for purposes of the ECP. Generally, if there is any change in the number of outstanding shares Common Stock due to stock dividends, stock splits, reorganization, etc., the number of shares underlying stock awards and the number of shares subject to any stock option and the exercise prices of stock options will be adjusted to reflect such change.

Type of Option and Price. The Committee may grant Incentive Stock Options that are intended to qualify as "incentive stock options" within the meaning of section 422 of the Code or Nonqualified Stock Options that are not intended so to qualify or any combination of Incentive Stock Options and Nonqualified Stock Options, all in accordance with the terms and conditions set forth herein. Incentive Stock Options may be granted only to Employees. Nonqualified Stock Options may be granted to Employees, Non- Employee Directors and Key Advisors. The purchase price (the "Exercise Price") of Company Stock subject to an Option shall be determined by the Committee and may be equal to, greater than, or less than the Fair Market Value (as defined below) of a share of Company Stock on the date the Option is granted, provided, however, that (x) the Exercise Price of an Incentive Stock Option shall be equal to, or greater than, the Fair Market Value of a share of Company Stock on the date the Incentive Stock Option is granted and (y) an Incentive Stock Option may not be granted to an Employee who, at the time of grant, owns stock possessing more than 10 percent of the total combined voting power of all classes of stock of the Company or any parent or subsidiary of the Company, unless the Exercise Price per share is not less than 110% of the Fair Market Value of Company Stock on the date of grant.

If the Company Stock is publicly traded, then the Fair Market Value per share shall be determined as follows: (x) if the principal trading market for the Company Stock is a national securities exchange or the Nasdaq National Market, the last reported sale price thereof on the relevant date or (if there were no trades on that date) the latest preceding date upon which a sale was reported, or (y) if the Company Stock is not principally traded on such exchange or market, the mean between the last reported "bid" and "asked" prices of Company Stock on the relevant date, as reported on Nasdaq or, if not so reported, as reported by the National Daily Quotation Bureau, Inc. or as reported in a customary financial reporting service, as applicable and as the Committee determines. If the Company Stock is not publicly traded or, if publicly traded, is not subject to reported transactions or "bid" or "asked" quotations as set forth above, the Full Market Value per share shall be as determined by the Committee.

Option Term. The Committee shall determine the term of each Option. The term of any Option shall not exceed ten years from the date of grant. However, an Incentive Stock Option that is granted to an Employee who, at the time of grant, owns stock possessing more than 10 percent of the total combined voting power of all classes of stock of the Company, or any parent or subsidiary of the Company not have a term that exceeds five years from the date of grant.

Termination of Employment, Disability or Death. Except as provided below, an Option may only be exercised while the Grantee is employed by the Company as an Employee, Key Advisor or member of the Board. In the event that a Grantee ceases to be employed by the Company for any reason other than a "disability", death or "termination for cause", any Option which is otherwise exercisable by the Grantee shall terminate unless exercised within 90 days after the date on which the Grantee ceases to be employed by the Company (or within such other period of time as may be specified by the Committee), but in any event no later than the date of expiration of the Option term. Any of the Grantee's Options that are not otherwise exercisable as of the date on which the Grantee ceases to be employed by the Company shall terminate as of such date.

In the event the Grantee ceases to be employed by the Company on account of a "termination for cause", any Option held by the Grantee shall terminate as of the date the Grantee ceases to be employed by the Company.

In the event the Grantee ceases to be employed by the Company because the Grantee is "disabled", any Option which is otherwise exercisable by the Grantee shall terminate unless exercised within one year after the date on which the Grantee ceases to be employed by the Company (or within such other period of time as may be specified by the Committee), but in any event no later than the date of expiration of the Option term. Any of the Grantee's Options which are not otherwise exercisable as of the date on which the Grantee ceases to be employed by the Company shall terminate as of such date.

If the Grantee dies while employed by the Company or within 90 days after the date on which the Grantee ceases to be employed on account of a termination of employment (or within such other period of time as may be specified by the Committee), any Option that is otherwise exercisable by the Grantee shall terminate unless exercised within one year after the date on which the Grantee ceases to be employed by the Company (or within such other period of time as may be specified by the Committee), but in any event no later than the date of expiration of the Option term. Any of the Grantee's Options that are not otherwise exercisable as of the date on which the Grantee ceases to be employed by the Company shall terminate as of such date.

Exercise of Options. A Grantee may exercise an Option that has become exercisable, in whole or in part, by delivering a notice of exercise to the Company with payment of the Exercise Price. The Grantee shall pay the Exercise Price for an Option as specified by the Committee (x) in cash, (y) with the approval of the Committee, by delivering shares of Company Stock owned by the Grantee for the period necessary to avoid a charge to the Company's earnings for financial reporting purposes (including Company stock acquired in connection with the exercise of an Option, subject to such restrictions as the Committee deems appropriate) and having a Fair Market Value on the date of exercise equal to the Exercise Price or (z) by such other method as the Committee may approve, including after a Public Offering payment through a broker in accordance with procedures permitted by Regulation T of the Federal Reserve Board. Shares of Company Stock used to exercise an Option shall have been held by the Grantee for the requisite period of time to avoid adverse accounting consequences to the Company with respect to the Option. The Grantee shall pay the Exercise Price and the amount of any withholding tax due at the time of exercise.

Right of First Refusal. Prior to a Public Offering, if at any time an individual desires to sell, encumber, or otherwise dispose of shares of Company Stock distributed to him under this ECP, the individual shall first offer the shares to the Company by giving the Company notice disclosing: (a) the name of the proposed transferee of the Company Stock; (b) the certificate number and number of shares of Company Stock proposed to be transferred or encumbered; (c) the proposed price; (d) all other terms of the proposed transfer; and (e) a written copy of the proposed offer. Within 30 days after receipt of such notice, the Company shall have the option to purchase all or part of such Company Stock at the same price and on terms as contained in such notice.

In the event the Company (or a shareholder, as described below) does not exercise the option to purchase Company Stock, as provided above, the individual shall have the right to sell, encumber or otherwise dispose of his shares of Company Stock on the terms of the transfer set forth in the written notice to the Company, provided such transfer is effected within 30 days after the expiration of the option period. If the transfer is not effected within such period, the Company must again be given an option to purchase, as provided above.

Purchase by the Company. Prior to a Public Offering, if a Grantee ceases to be employed by the Company, whether terminated for cause or voluntarily, the Company shall have the right to purchase all or part of any Company Stock distributed to him under this ECP at the exercise price paid by the Grantee (unless otherwise determined by the Board or the Committee), and in all other cases at its then current Fair Market Value; provided, however, that such repurchase shall be made in accordance with applicable accounting rules to avoid adverse accounting treatment.

Awards Made During 1998-1999. Pursuant to the Company's ECP, Metallurg's Board of Directors awarded options to purchase up to 462,500 shares of Common Stock at an exercise price of $30.00 per share, effective as of November 20, 1998 and January 4, 1999. Each member of the Board of Directors received options to purchase 15,000 shares, except that Dr. Schimmelbusch received options to purchase 25,000 shares. Messrs. Ewart, Jackson, Brumwell and Nuss received stock options in the amounts of 75,000, 35,000, 30,000 and 25,000, respectively. The Options have a term of 10 years and vest as follows: 20% on the date of the grant and 20% on the each of the first four anniversaries of the date of grant.

PROFIT SHARING PLAN

The Company has a profit sharing plan for the salaried employees of Metallurg and Shieldalloy (the "Profit Sharing Plan") pursuant to which it may deposit an amount equal to a percentage of the employee's annual salary in a segregated account. Such profit sharing percentage is determined by the management of the Company based on the prior year's results. The employee vests in his or her participation in the Profit Sharing Plan over a five-year period. In 1998, the Company made a 3% contribution pursuant to the Profit Sharing Plan for approximately $200,000 in the aggregate.

PENSION PLAN

The Pension Plan of Metallurg, Inc., effective as of January 1, 1989, as amended (the "Pension Plan"), covers substantially all of Metallurg's and Shieldalloy's U.S. salaried employees. The Pension Plan is maintained as a tax-qualified defined benefit plan, which covers most officers and salaried employees on a noncontributory basis. Such employees generally become eligible to receive a vested retirement benefit under such plan after completion of five years of service. Benefits under the Pension Plan are generally based upon the number of years of service credit, up to 30 years, the final average compensation (base salary only) of each individual employee, and a percentage of such employee's eligible earnings. Final average compensation is calculated using the highest 60 consecutive calendar months of compensation during the last 120 months prior to the date of calculation. Normal retirement is age 65.

The following table shows the estimated annual retirement benefits payable at age 65 under the Pension Plan to participating employees, including the Named Officers, in the remuneration and years of service classifications indicated. The Company does not currently have a supplemental executive retirement plan.

                                   PENSION PLAN TABLE (YEARS OF SERVICE)
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

The respective years of service credited to pension purposes as of December 31, 1998 and the estimated years of service at age 65 for each of the Named Officers are as follows:


                                               COMPLETED                           COMPLETED
                                          YEARS OF SERVICE AT                 YEARS OF SERVICE AT
   NAMED OFFICER                           DECEMBER 31, 1998                   NORMAL RETIREMENT
   -------------                           -----------------                   -----------------
Michael A. Standen ...................             30                                  30
Alan D. Ewart ........................             29                                  30
Eric E. Jackson ......................              2                                  20
Barry C. Nuss ........................             14                                  30
Robin A. Brumwell ....................              6                                  17
J. Richard Budd III ..................              3                                  21
Michael A. Banks .....................             13                                  18

In addition, Mr. Standen is entitled to an annual estimated benefit of approximately $97,000 per year under LSM's pension plan, based on his 22 years of credited service with LSM. In 1996, Mr. Standen accrued $327,550 under a senior executive retirement plan, which was cancelled as of June 30, 1996. This amount was paid to Mr. Standen upon the consummation of the Reorganization Plan. Mr. Standen became a consultant to the Company, effective August 1998.

Mr. Ewart is also entitled to an annual estimated benefit of approximately $127,000 under LSM's pension plan at age 65 pursuant to 29 years of credited service with LSM.

Messrs. Budd and Banks resigned their employment with the Company effective October 31, 1998 and January 5, 1999, respectively.

COMPENSATION OF DIRECTORS

Directors of Metallurg receive an annual retainer of $10,000 and a fee of $1,000 for each Board meeting attended. The Board meets each quarter and may act by unanimous written consent or call special meetings between regularly scheduled meetings, as necessary. The Chairman of the Compensation Committee, Mr. Kindwall, and the Chairman of the Audit Committee, Mr. Spector, will each receive an additional $1,000 for each committee meeting attended. Additional compensation may be paid to Directors in connection with special assignments, as determined by the Compensation Committee. In November 1998, each Director was awarded 15,000 stock options, except for the Chairman of the Board, Dr. Schimmelbusch who was awarded 25,000 stock options. The options have ten year terms, vest 20% on date of grant and 20% on each of the first four anniversaries of the date of grant, and have an exercise price of $30.00 per share.

EXECUTIVE EMPLOYMENT AGREEMENTS

Effective August 10, 1998, Metallurg entered into employment agreements with the following Named Officers: Alan D. Ewart, Eric E. Jackson, Barry C. Nuss and Robin A. Brumwell (individually, an "Executive," and collectively, the "Executives"). Each agreement is for an initial term of two years; the term of employment automatically renews for a one-year period on each expiration date unless the Executive or Metallurg notifies the other in writing at least ninety days prior to the next scheduled expiration date that the term will not be extended. Each Executive has agreed not to compete against Metallurg during the employment term and for a period of twelve to eighteen months thereafter, depending on certain circumstances.

Each Executive receives an annual base salary equal to his or her annual base salary in effect on the date of the agreement, which may be increased by the Board or by the President and Chief Executive Officer in consultation with the Chairman (except with respect to himself). Each Executive is entitled to participate in the employee benefit plans generally made available to Metallurg's senior-level executives.

The agreements contain customary provisions concerning termination of employment by the Company with and without cause, by the Executive with and without "good reason" (as defined therein), upon a change in control and as a result of death or disability. Depending upon the basis for termination, severance may be paid for a period up to eighteen months after termination or not at all. Bonuses may be paid, at the discretion of the Chief Executive Officer in consultation with the Chairman (or the Board, in the case of Mr. Ewart), in an amount between 30% and 50% of base salary, but no formal bonus plan has been adopted.

Pursuant to the executive employment agreements, the base salaries set forth therein are: $450,000 for Mr. Ewart (plus a $20,000 annual consulting fee); $280,000 for Mr. Jackson, $260,000 for Mr. Brumwell and $240,000 for Mr. Nuss.

MANAGEMENT INCENTIVE COMPENSATION PLAN

The Metallurg Management Incentive Compensation Plan that had previously been in existence is no longer effective. Bonuses paid to Named Officers (as shown in the Summary Compensation Table) in respect of 1998 were discretionary.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

All of the issued and outstanding voting securities of the Company are owned by Metallurg Holdings, Inc., whose voting securities are owned by Safeguard International Fund, L.P., certain limited partners of Safeguard International, certain individuals and a private equity fund.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company entered into a consulting agreement with Michael A. Standen, one of its Directors, effective August 1998. Pursuant to this agreement, Mr. Standen provides consulting services through June 30, 1999 (renewable upon mutual agreement) at a rate of $50,000 per calendar quarter. Mr. Standen has agreed not to compete against the Company for a period of six months following termination of the consulting period.

Pursuant to the terms of previous and current employment agreements between the Company and certain Named Officers, those officers have received loans from the Company with regard to stock awards and were paid amounts in connection with the change in control of Metallurg in 1998. All of such loans and payments are set forth in the Summary Compensation Table, above, and in the section entitled "1997 Stock Award and Stock Option Plan," above.

The management company of Safeguard International Fund was paid a one-time financial advisory fee by Metallurg Holdings, Inc. in 1998 of $2.5 million for services performed, and reimbursed for various expenses incurred, in connection with the acquisition of the Company.

Messrs. Schimmelbusch, Plum, Messman, Spector and Kindwall, all of whom are Directors of the Company, and Mr. Fastuca, an executive officer of the Company, are directors and/or officers of various companies that are associated, directly or indirectly, with Safeguard Scientifics, Inc., which has an ownership interest in Safeguard International Fund. Pursuant to these positions, they receive compensation from such entities.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


      Documents filed as part of this report:

                  (1) A list of the financial statements filed as part of this report appears on page 27.

                  (2) The financial statement schedule required to be filed as part of this report appears on page 74.

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

3.2 Certificate of Amendment to Certificate of Incorporation of the Company, filed in the State of Delaware on November 30, 1998.

3.3 By-laws of the Company (incorporated herein by reference to Exhibit T3B.2 to the Form T-3 filed by the Company with the Securities and Exchange Commission on March 21, 1997 (File No.
                  022-22265)).

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

4.4 Registration Agreement, dated as of November 20, 1997, by and among the Company, the Guarantors and the Initial Purchasers
                  (incorporated herein by reference to Exhibit S44.4 to the form
                  S-4 Registration Statement filed by the Company with the Securities and Exchange Commission on December 30, 1997 and
                  Amendments No. 1 through 4 thereto, filed through March 13,
                  1998 (File No. 333-42141)).

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
------                          ----------------------
10.1              Loan Agreement dated April 14, 1997 among Metallurg, Inc. and
                  Shieldalloy Metallurgical Corporation as Borrowers, Metallurg
                  Services, Inc., MIR (China), Inc. and Metallurg Holdings
                  Corporation, as Guarantors, and BankBoston, N.A. as Agent for
                  the lending institutions, as amended by the First, Second and
                  Third Amendments thereto (incorporated herein by reference to
                  Exhibit S410.1 to the Form S-4 Registration Statement filed by the Company with the Securities and Exchange Commission on
                  December 30, 1997 (File No. 333-42141)) and as amended by the
                  Fourth Amendment thereto (incorporated herein by reference to
                  Exhibit 10.3 to the Form S-4 Registration Statement filed by
                  Metallurg Holdings, Inc. with the Securities and Exchange
                  Commission on October 14, 1998 (File No. 333-60077)).

10.2              Fifth and Sixth Amendments to the Loan Agreement dated April
                  14, 1997, among Metallurg, Inc., and Shieldalloy Metallurgical
                  Corporation as Borrowers, Metallurg Services, Inc., MIR
                  (China), Inc. and Metallurg Holdings Corporation, as
                  Guarantors, and BankBoston, N.A. as Agent for the lending institutions.

10.3              German Loan Agreement, dated October 20, 1997, by and among
                  GfE Gesellschaft fur Elektrometallurgie mbH, GfE Umwelttechnik
                  GmbH, GfE Giesserei-und Stahlwerksbedarf GmbH, GfE Metalle und
                  Materialien GmbH and Keramed Medizintechnik GmbH and
                  BankBoston, N.A. acting through its Frankfurt, Germany branch
                  (incorporated herein by reference to Exhibit S410.2 to the Form S-4 Registration Statement filed by the Company with the Securities and Exchange Commission on December 30, 1997 (File
                  No. 333-42141)).

10.4              First and Second Amendments to German Loan Agreement, dated
                  October 20, 1997, by and among GfE Gesellschaft fur
                  Elektrometallurgie GmbH, GfE Umwelttechnik GmbH, GfE
                  Giesserei-und Stahlwerksbedarf GmbH, GfE Metalle und
                  Materialien Gmbh and Keramed Medizintechnik GmbH and
                  BankBoston, N.A. acting through its Frankfurt, Germany branch.

10.5              Joint Disclosure Statement for the Fourth Amended and Restated
                  Joint Plan of Reorganization dated December 18, 1996
                  (incorporated herein by reference to Exhibit T3E.1 to the Form
                  T-3 filed by the Company with the Securities and Exchange
                  Commission on March 21, 1997 (File No. 022-22265)).

10.6              Supplement to Joint Disclosure Statement for the Fourth
                  Amended and Restated Joint Plan of Reorganization dated
                  December 18, 1996 (incorporated herein by reference to Exhibit
                  T3E.3 to the Form T-3 filed by the Company with the Securities and Exchange Commission on March 21, 1997 (File No.
                  022-22265)).

10.7 Settlement Agreement dated December 27, 1996 between MI, SMC, the Environmental Protection Agency, the Department of the Interior, the Nuclear Regulatory Commission and the New Jersey
                  Department of Environmental Protection (incorporated herein by reference to Exhibit S410.5 to the Form S-4 Registration
                  Statement filed by the Company with the Securities and Exchange Commission on December 30, 1997 (File No.
                  333-42141)).

10.8 Permanent Injunction Consent Order dated December 23, 1996 between the State of Ohio, SMC and Cyprus Foote Mineral
                  Company (incorporated herein by reference to Exhibit S410.6 to the Form S-4 Registration Statement filed by the Company with the Securities Exchange Commission on December 30, 1997 (File
                  No. 333-42141)).

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
------                          ----------------------
10.9              Merger Agreement, dated June 15, 1998, among Metallurg, Inc.,
                  Metallurg Holdings, Inc. and Metallurg Acquisition Corp.
                  (incorporated herein by reference to Exhibit 2 to Current
                  Report on From 8-K filed by the Company with the Securities and Exchange Commission on June 16, 1998 (File No.
                  333-42141)).

10.10 1997 Stock Award and Stock Option Plan (incorporated herein by reference to Exhibit S410.8 to the Form S-4 Registration
                  Statement filed by the Company with the Securities and Exchange Commission on December 30, 1997 (File No.
                  333-42141)).

10.11             1998 Equity Compensation Plan of Metallurg, Inc.

10.12 Management Incentive Compensation Plan (incorporated herein by reference to Exhibit S410.9 to the Form S-4 Registration
                  Statement filed by the Company with the Securities and Exchange Commission on December 30, 1997 (File No.
                  333-42141)).

10.13             Employment Agreements dated April 14, 1997 with Michael A.
                  Banks and J. Richard Budd III (incorporated herein by reference to Exhibit S410.10 to the Form S-4 Registration
                  Statement filed by the Company with the Securities and Exchange Commission on December 30, 1997 (File No.
                  333-42141)).

10.14             Employment Agreements dated October 30, 1998; November 19,
                  1998; November 19, 1998; November 20, 1998; and January 4,
                  1999; by and between the Company and each of Alan D. Ewart, Eric E. Jackson, Robin A. Brumwell, Barry C. Nuss and Ellen T.
                  Harmon, respectively.

10.15             Consulting Agreement, dated as of October 30, 1998, and
                  Agreement, dated August 9, 1998, each by and between the Company and Michael A. Standen.

10.16             Notes dated April 15, 1997, April 15, 1998, and July 13, 1998, by and between the Company, as Lender, and each of Robin A.
                  Brumwell, Barry C. Nuss, J. Richard Budd III and Michael A.
                  Banks, respectively, as Borrowers; Note dated April 15, 1997, by and between the Company, as Lender, and Michael A. Standen, as Borrower.

10.17 Intercompany Tax Allocation Agreement, dated July 13, 1998, by and among Metallurg, Holdings, Inc., Metallurg, Inc. and various subsidiaries thereof.


16.1              Letter from Deloitte & Touche LLP to the Securities and
                  Exchange Commission re agreement with Company's comments concerning change in certifying accountant (incorporated herein by reference to Exhibit 16 to the Company's Current
                  Report on Form 8-K/A filed with the Securities and Exchange
                  Commission on December 3, 1998 (File No. 333-42141)).

21.1              Subsidiaries of Metallurg, Inc.


EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
------                          ----------------------
27.1              Financial Data Schedule.


(b) The Company filed a Current Report on Form 8-K and amendments thereto on Form 8-K/A on November 20, 1998, November 25, 1998 and December 3, 1998, reporting a change in certifying accountant and the appointment of three directors to the Company's Board of Directors.

(c) The exhibits listed under Item 14(a)(3) are filed herewith or incorporated herein by reference.

(d) The Consolidated Financial Statements and the financial statement schedules listed under Item 14(a)(2) are filed herewith.

                                   SIGNATURES



   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized as of the 30th day of April, 1999.



                METALLURG, INC.


                By: /s/ Barry C. Nuss
                    -----------------
                       Barry C. Nuss
                       Vice President-Finance and Chief Financial Officer




   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


          Signature                               Title(s)                              Date
          ---------                               --------                              ----
/s/  HEINZ C. SCHIMMELBUSCH                 Chairman and Director                   April 30, 1999
----------------------------------
       Heinz C. Schimmelbusch

/s/  MICHAEL A. STANDEN                     Vice Chairman and Director              April 30, 1999
----------------------------------
         Michael A. Standen

/s/  ALAN D. EWART                          President and Chief Executive           April 30, 1999
----------------------------------          Officer
           Alan D. Ewart

/s/  BARRY C. NUSS                          Vice President-Finance and              April 30, 1999
----------------------------------          Chief Financial Officer
           Barry C. Nuss

/s/  NILS A. KINDWALL                       Director                                April 30, 1999
----------------------------------
          Nils A. Kindwall

/s/  JACK L. MESSMAN                        Director                                April 30, 1999
----------------------------------
          Jack L. Messman

/s/  SAMUEL A. PLUM                         Director                                April 30, 1999
----------------------------------
           Samuel A. Plum

/s/  ARTHUR R. SPECTOR                      Director                                April 30, 1999
----------------------------------
         Arthur R. Spector