Form 10-Q
period 1999-04-30
METALLURG INC
filed 1999-06-15
CIK 1030992

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended April 30, 1999

                                       OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

                                 METALLURG, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        DELAWARE                                                        13-1661467
-------------------------------                                      -------------------
(State or Other Jurisdiction of                                      (I.R.S. Employer
Incorporation or Organization)                                       Identification No.)

                               6 EAST 43RD STREET
                            NEW YORK, NEW YORK 10017
                    ----------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (212) 835-0200
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of June 15, 1999 was 5,000,000.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                                     INDEX


                                                                     Page No.
                                                                     -------
Part I.   FINANCIAL INFORMATION

          Item 1 -  Financial Statements (Unaudited)

             Condensed Statement of Consolidated Operations
                for the Quarters Ended April 30, 1999 and 1998          3

             Condensed Consolidated Balance Sheets at April 30,
                1999 and January 31, 1999                               4


             Condensed Statements of Consolidated Cash Flows
                for the Quarters Ended April 30, 1999 and 1998          5

             Notes to Condensed Consolidated Financial
                Statements                                              6

          Item 2  -  Management's Discussion and Analysis of
             Financial Condition and Results of Operations             12


Part II.  OTHER INFORMATION

          Item 6. (a)     EXHIBITS                                     17

          Item 6. (b)     REPORT ON FORM 8-K                           17

          Signature Page                                               18

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(IN THOUSANDS)

----------------------------------------------------------------------------

                                                  Quarter         Quarter
                                                   Ended           Ended
                                                 April 30,        April 30,
                                                   1999             1998
                                                 ---------        ---------

Sales ....................................       $ 117,679        $ 167,675
Commission income ........................             134              155
                                                 ---------        ---------
   Total revenue .........................         117,813          167,830
                                                 ---------        ---------
Operating costs and expenses:
   Cost of sales .........................         108,039          139,008
   Selling, general and administrative
      expenses............................          14,408           14,761
                                                 ---------        ---------
      Total operating costs and expenses .         122,447          153,769
                                                 ---------        ---------
      Operating (loss) income ............          (4,634)          14,061
Other income (expense):
   Other income, net .....................              32              878
   Interest expense, net .................          (2,966)          (2,072)
                                                 ---------        ---------
(Loss) income before income tax
      provision ..........................          (7,568)          12,867
Income tax provision .....................             976            6,077
                                                 ---------        ---------

Net (loss) income ........................          (8,544)           6,790

Other comprehensive (loss) income:
   Foreign currency translation adjustment          (1,684)              76
                                                 ---------        ---------
   Comprehensive (loss) income ...........       $ (10,228)       $   6,866
                                                 =========        =========




----------------------------------------------------------------------------

       See notes to condensed unaudited consolidated financial statements

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
-----------------------------------------------------------------------

                                             April 30,       January 31,
                                               1999             1999
                                             ---------        ---------
                                            (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents .........       $  39,945        $  37,293
   Accounts and notes receivable, net           74,007           63,680
   Inventories .......................         103,065          120,658
   Other assets ......................          16,960           16,759
                                             ---------        ---------
      Total current assets ...........         233,977          238,390
Property, plant and equipment, net ...          47,751           49,018
Other assets .........................          21,979           23,709
                                             ---------        ---------
      TOTAL ..........................       $ 303,707        $ 311,117
                                             =========        =========


LIABILITIES
Current liabilities:
   Short-term debt and current portion
      of long-term debt ..............       $   5,663        $   4,945
   Trade payables ....................          44,352           37,460
   Accrued expenses ..................          27,178           25,801
   Other current liabilities .........           2,611            3,955
                                             ---------        ---------
      Total current liabilities ......          79,804           72,161
                                             ---------        ---------

Long-term debt .......................         107,861          109,185
Accrued pension liabilities ..........          37,915           41,062
Environmental liabilities, net .......          34,399           35,463
Other liabilities ....................           6,007            5,556
                                             ---------        ---------
      Total long-term liabilities ....         186,182          191,266
                                             ---------        ---------

      Total liabilities ..............         265,986          263,427
                                             ---------        ---------

SHAREHOLDERS' EQUITY
Common stock .........................              50               50
Additional paid-in capital ...........          45,516           45,257
Accumulated other comprehensive loss..          (2,072)            (388)
Retained (deficit) earnings ..........          (5,773)           2,771
                                             ---------        ---------
      Total shareholders' equity .....          37,721           47,690
                                             ---------        ---------
      TOTAL ..........................       $ 303,707        $ 311,117
                                             =========        =========




-----------------------------------------------------------------------

      See notes to condensed unaudited consolidated financial statements.

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
-----------------------------------------------------------------------------


                                                        Quarter         Quarter
                                                         Ended           Ended
                                                        April 30,       April 30,
                                                          1999            1998
                                                        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income ...............................       $ (8,544)       $  6,790
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
  Executive stock awards ........................             --             293
  Depreciation and amortization .................          1,945           2,188
  Gain on sale of assets ........................             (7)           (493)
  Deferred income taxes .........................            580           1,387
  Provision for doubtful accounts ...............            135             289
  Other, net ....................................          4,316           4,123
                                                        --------        --------
    Total .......................................         (1,575)         14,577

Change in operating assets and liabilities:
  Increase in trade receivables .................        (14,982)        (11,353)
  Decrease (increase) in inventories ............         13,754            (297)
  Decrease in other current assets ..............          1,024           1,328
  Increase in trade payables and accrued expenses          8,118           8,633
  Payments for environmental remediation ........           (713)           (558)
  Other assets and liabilities, net .............           (924)         (1,286)
                                                        --------        --------
    Net cash provided by operating activities ...          4,702          11,044
                                                        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ....         (2,340)         (2,929)
  Proceeds from asset sales .....................             13           1,143
  Other, net ....................................           (293)         (1,781)
                                                        --------        --------
    Net cash used in investing activities .......         (2,620)         (3,567)
                                                        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings .....................          1,296             146
  Repayment of long-term debt ...................           (392)           (419)
                                                        --------        --------
    Net cash provided by (used in) financing
       activities ...............................            904            (273)
                                                        --------        --------

Effects of exchange rate changes on cash and cash
   equivalents...................................           (334)             14
                                                        --------        --------
Net increase in cash and cash equivalents .......          2,652           7,218
Cash and cash equivalents - beginning of period .         37,293          43,003
                                                        --------        --------
Cash and cash equivalents - end of period .......       $ 39,945        $ 50,221
                                                        ========        ========




-----------------------------------------------------------------------------
      See notes to condensed unaudited consolidated financial statements.

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The accompanying condensed unaudited consolidated financial statements include the accounts of Metallurg, Inc. ("Metallurg") and its majority-owned subsidiaries (collectively, the "Company"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Accounting Principles Board Opinion No. 28. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of January 31, 1999 was derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

    The Company is a wholly owned subsidiary of Metallurg Holdings, Inc. ("Metallurg Holdings") since the acquisition date of July 13, 1998. The financial statements do not reflect the pushdown of purchase accounting adjustments recorded by Metallurg Holdings.

    For further information, see the financial statements and footnotes thereto included in the Company's audited consolidated financial statements for the year ended January 31, 1999.

    The Company reports the results of its operating subsidiaries on a one-month lag. Accordingly, the quarters ended April 30, 1999 and 1998 include worldwide operating results of the operating subsidiaries for the three months ended March 31, 1999 and 1998 and operating results of Metallurg, Inc., the parent holding company, for the three months ended April 30, 1999 and 1998. Balance sheet data at April 30, 1999 reflect the financial position of Metallurg, Inc. at April 30, 1999 and of its operating subsidiaries at March 31, 1999. Balance sheet data at January 31, 1999 reflect the financial position of Metallurg, Inc. at January 31, 1999 and of its operating subsidiaries at December 31, 1998.


2.  INVENTORIES

    Inventories, net of reserves, consist of the following (in thousands):

                                       April 30,     January 31,
                                         1999           1999
                                       --------       --------

Raw materials .....................    $ 20,468       $ 29,096
Work in process ...................       2,862          3,249
Finished goods ....................      74,877         83,116
Other .............................       4,858          5,197
                                       --------       --------
   Total ..........................    $103,065       $120,658
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

    4.  EARNINGS PER COMMON SHARE

        The presentation of earnings per share is not presented since the Company is a wholly owned subsidiary of Metallurg Holdings.


    5.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact SFAS No. 133 will have on its financial statements.

6.  SUPPLEMENTAL GUARANTOR INFORMATION
    In November 1997, the Company issued $100 million principal amount of its 11% Senior Notes due 2007. Under the terms of the Senior Notes, Shieldalloy Metallurgical Corporation ("Shieldalloy"), Metallurg Holdings Corporation, Metallurg Services, Inc., Metallurg International Resources, Inc. and MIR (China), Inc. (collectively, the "Guarantors"), wholly owned subsidiaries of the Company, have fully and unconditionally guaranteed on a joint and several basis the Company's obligations to pay principal, premium and interest relative to the Senior Notes. Management has determined that separate, full financial statements of the Guarantors would not be material to potential investors and, accordingly, such financial statements are not provided. Supplemental financial information of the Guarantors is presented below.


          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                      FOR THE QUARTER ENDED APRIL 30, 1999
                                 (In thousands)

                                    Metallurg,       Combined         Combined
                                        Inc.        Guarantor       Non-Guarantor
                                ("Parent Company") Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                ------------------ ------------     ------------     ------------     ------------

Sales .......................       $   7,297        $  32,741        $  96,653        $ (19,012)       $ 117,679
Commission income ...........              --                2              177              (45)             134
                                    ---------        ---------        ---------        ---------        ---------
   Total revenue ............           7,297           32,743           96,830          (19,057)         117,813
                                    ---------        ---------        ---------        ---------        ---------
Operating costs and expenses:
   Cost of sales ............           6,572           35,244           85,120          (18,897)         108,039
   Selling, general and
      administrative expenses           1,926            2,191           10,291               --           14,408
                                    ---------        ---------        ---------        ---------        ---------
   Total operating costs
      and expenses ..........           8,498           37,435           95,411          (18,897)         122,447
                                    ---------        ---------        ---------        ---------        ---------
Operating (loss) income .....          (1,201)          (4,692)           1,419             (160)          (4,634)

Other income (expense):
   Other income, net ........              --                7               25               --               32
   Interest (expense) income,
    net......................          (2,931)             426             (461)              --           (2,966)
   Equity in loss
     of subsidiaries..                 (2,986)            (675)              --            3,661               --
                                    ---------        ---------        ---------        ---------        ---------
(Loss) income before
   income tax provision .....          (7,118)          (4,934)             983            3,501           (7,568)

Income tax provision
   (benefit) ................           1,426           (1,623)           1,173               --              976
                                    ---------        ---------        ---------        ---------        ---------
Net (loss) income ...........          (8,544)          (3,311)            (190)           3,501           (8,544)

Other comprehensive (loss)
  income:
Foreign currency
  translation adjustment ....          (1,684)          (1,199)          (1,676)           2,875           (1,684)
                                    ---------        ---------        ---------        ---------        ---------
Comprehensive (loss) income ..      $ (10,228)       $  (4,510)       $  (1,866)       $   6,376        $ (10,228)
                                    =========        =========        =========        =========        =========

      CONDENSED CONSOLIDATING BALANCE SHEET AT APRIL 30, 1999 (UNAUDITED)
                                 (In thousands)

                                        Metallurg,      Combined         Combined
                                            Inc.        Guarantor       Non-Guarantor
                                    ("Parent Company") Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                    -----------------  ------------     ------------     ------------     ------------

ASSETS
Current assets:
   Cash and cash
      equivalents ...............       $  28,998        $   1,131        $  15,374        $  (5,558)       $  39,945
   Accounts, notes and loans
      receivable, net ...........          28,754           39,946           58,019          (52,712)          74,007
   Inventories ..................              --           36,840           69,503           (3,278)         103,065
   Other assets .................           8,224            2,036            8,193           (1,493)          16,960
                                        ---------        ---------        ---------        ---------        ---------
       Total current assets......          65,976           79,953          151,089          (63,041)         233,977
Investments -  intergroup .......         103,762           55,248               --         (159,010)              --
Property, plant and
   equipment, net ...............           1,026            7,962           38,763               --           47,751
Other assets ....................           5,167           17,618           16,408          (17,214)          21,979
                                        ---------        ---------        ---------        ---------        ---------
      Total .....................       $ 175,931        $ 160,781        $ 206,260        $(239,265)       $ 303,707
                                        =========        =========        =========        =========        =========


LIABILITIES
Current liabilities:
   Short-term debt and current
     portion of long-term debt ..                                         $  11,221        $  (5,558)       $   5,663
   Accounts and loans
      payable ...................       $  13,176        $  29,560           64,328          (62,712)          44,352
   Accrued expenses .............           6,290            8,085           12,803               --           27,178
   Other current liabilities ....              --            1,519            2,585           (1,493)           2,611
                                        ---------        ---------        ---------        ---------        ---------
      Total current liabilities .          19,466           39,164           90,937          (69,763)          79,804
                                        ---------        ---------        ---------        ---------        ---------
Long-term liabilities:
   Long-term debt ...............         100,000               --            7,861               --          107,861
   Accrued pension liabilities ..             173            1,795           35,947               --           37,915
   Environmental liabilities,
       net.......................              --           31,986            2,413               --           34,399
   Other liabilities ............          18,571               --            4,650          (17,214)           6,007
                                        ---------        ---------        ---------        ---------        ---------
      Total long-term liabilities         118,744           33,781           50,871          (17,214)         186,182
                                        ---------        ---------        ---------        ---------        ---------
      Total liabilities .........         138,210           72,945          141,808          (86,977)         265,986
                                        ---------        ---------        ---------        ---------        ---------

SHAREHOLDERS' EQUITY:
   Common stock outstanding .....              50            1,227           52,191          (53,418)              50
   Additional paid-in capital ...          45,516           90,867            1,014          (91,881)          45,516
   Accumulated other
     comprehensive (loss) income.          (2,072)          (1,385)          19,669          (18,284)          (2,072)
   Retained (deficit) earnings...          (5,773)          (2,873)          (8,422)          11,295           (5,773)
                                        ---------        ---------        ---------        ---------        ---------
      Shareholders' equity ......          37,721           87,836           64,452         (152,288)          37,721
                                        ---------        ---------        ---------        ---------        ---------
      Total .....................       $ 175,931        $ 160,781        $ 206,260        $(239,265)       $ 303,707
                                        =========        =========        =========        =========        =========

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                      FOR THE QUARTER ENDED APRIL 30, 1999
                                 (In thousands)



                                              Metallurg,       Combined        Combined
                                                 Inc.          Guarantor      Non-Guarantor
                                          ("Parent Company")  Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                          ------------------  ------------    ------------    ------------    ------------

NET CASH FLOWS FROM
   OPERATING ACTIVITIES ................       $    448        $  2,915        $  1,323        $     16        $  4,702
                                               --------        --------        --------        --------        --------

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Additions to property, plant
     and equipment .....................           (129)           (604)         (1,607)             --          (2,340)
   Proceeds from asset sales ...........             --              13              --              --              13
   Other, net ..........................           (312)             --              19              --            (293)
                                               --------        --------        --------        --------        --------
Net cash used in investing
   activities ..........................           (441)           (591)         (1,588)             --          (2,620)
                                               --------        --------        --------        --------        --------

CASH FLOWS FROM FINANCING
ACTIVITIES:
   Intergroup borrowings (repayments) ..          3,238          (2,288)           (934)            (16)             --
   Net short-term borrowings ...........             --              --             776             520           1,296
   Repayment of long-term debt .........             --              --            (392)             --            (392)
   Dividends received (paid) ...........            140              --            (140)             --              --
                                               --------        --------        --------        --------        --------
Net cash provided by (used in)
   financing activities ................          3,378          (2,288)           (690)            504             904
                                               --------        --------        --------        --------        --------

Effects of exchange rate changes on cash
   and cash equivalents.................             --              --            (334)             --            (334)
                                               --------        --------        --------        --------        --------

Net increase (decrease) in cash
   and cash equivalents ................          3,385              36          (1,289)            520           2,652
Cash and cash equivalents -
   beginning of period .................         25,613           1,095          16,663          (6,078)         37,293
                                               --------        --------        --------        --------        --------
Cash and cash equivalents -
   end of period .......................       $ 28,998        $  1,131        $ 15,374        $ (5,558)       $ 39,945
                                               ========        ========        ========        ========        ========

7.  SUBSEQUENT EVENT

    In June 1999, the Company received proceeds in the amount of $6.5 million from an insurance company upon settlement of environmental claims relating to periods dating back to the 1960's. These claims relate to historical costs of remedial activities at the Company's Newfield, New Jersey site.

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


OVERVIEW

The industries that the Company supplies are cyclical. Throughout 1997 and into 1998, market conditions for most of the Company's products were favorable. However, sales prices and demand for several of the Company's major products declined during the second half of 1998 and into 1999. The Company believes that the declines were the result of economic turmoil seen in Asia, Latin America and Russia in 1997 and 1998. In the steel industry, this led to lower production almost everywhere except in the U.S. during the first half of 1998. In the second half of 1998, Japan, Russia, Brazil and some other Asian countries exported large volumes of steel to the U.S. causing domestic production to be drastically curtailed in the latter months of 1998 and into 1999 with only very slow improvement beginning to show towards the end of the quarter. In addition, civilian airliner production in 1998 did not reach the levels forecast by a major producer, and the economic turmoil already mentioned caused postponements and cancellation of orders for airliners as trans-Pacific and Asian air passenger volumes fell sharply. These factors contributed to lower sales of products to the superalloy and titanium alloy industries, which had been left holding vastly excessive inventories of their aerospace related products. The aluminum industry had sustained satisfactory levels of demand for the Company's products throughout 1998, and this has continued in 1999.

RESULTS OF OPERATIONS

The Company operates in one significant industry segment, the manufacture and sale of ferrous and non-ferrous metals and alloys. The Company is organized geographically, having established a worldwide sales network built around the Company's core production facilities in the United States, the United Kingdom and Germany.

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands). Each segment records direct expenses related to its employees and operations. The "Other" column includes corporate related items, fresh-start adjustments and results of subsidiaries not meeting the quantitative thresholds as prescribed by applicable accounting rules. The Company does not allocate general corporate overhead expenses to operating segments. There have been no material changes in segment assets from the amounts disclosed in the last annual report.


                                                                    London and      Gesellschaft
                                                                   Scandinavian     fur Elektro-     Elektrowerk
                                                                   Metallurgical     metallurgie     Weisweiler
                                                                     Co., Ltd.          mbH             GmbH
                                                   Shieldalloy        ("LSM")         ("GfE")          ("EWW")           Other
                                                   -----------     -------------    ------------      ----------       ---------
FOR THE QUARTER ENDED APRIL 30, 1999
Revenues from external customers ............       $  31,712        $  26,955        $  19,950       $   3,290        $  35,906
Intergroup revenue ..........................           1,029            8,653            3,652           5,437           11,282
Income tax (benefit) provision ..............          (1,669)             256              141             226            2,022
Net (loss) income............................          (2,704)             386           (1,083)            224           (8,193)

FOR THE QUARTER ENDED APRIL 30, 1998
Revenues from external customers ............       $  54,375        $  31,031        $  29,457       $   5,298        $  47,669
Intergroup revenue ..........................           1,158           15,746            2,770           9,872           13,880
Income tax provision ........................           3,113              605              601             861              897
Net income ..................................           4,409            1,327              876             791            8,050






                                                     Intersegment      Consolidated
                                                     Eliminations         Totals
                                                     ------------      ------------
FOR THE QUARTER ENDED APRIL 30, 1999
Revenues from external customers ...............                       $ 117,813
Intergroup revenue .............................      $ (30,053)              --
Income tax provision (benefit) .................             --              976
Net (loss) income...............................          2,826           (8,544)

FOR THE QUARTER ENDED APRIL 30, 1998
Revenues from external customers ...............                       $ 167,830
Intergroup revenue .............................      $ (43,426)              --
Income tax provision ...........................             --            6,077
Net income .....................................         (8,663)           6,790

Total Revenues

Total revenues decreased from $167.8 million in the quarter ended
April 30, 1998 to $117.8 million in the quarter ended April 30, 1999 due to decreases in the selling prices and volumes of the Company's primary products. Shieldalloy revenues were $22.8 million (41%) below the first quarter of 1998. As a result of the negative developments in the steel industry, the market price of ferrovanadium, a significant product for Shieldalloy, declined from approximately $13.75 per pound during April 1998 to approximately $5.25 per pound during April 1999. Decreased volume and selling prices of ferrovanadium during the first quarter of 1999 resulted in a revenue decrease of approximately $10.0 million. Volume and selling prices of ferrosilicon, chrome metal and low carbon ferrochrome also declined in 1999.

The developments in the aerospace industry led to a reduction in superalloy and titanium alloy demand that impacted negatively on price, and particularly on volumes, of the Company's specialty low carbon ferrochrome, chromium and vanadium aluminum products. As a result of negative developments in the steel and aerospace industries, LSM total revenues were $11.2 million (24%) below the first quarter of 1998 due primarily to decreased volume of ferrotitanium and chromium metal sales. GfE total revenues were $8.6 million (27%) below 1998 due primarily to decreased selling prices and volumes of vanadium aluminum and ferrovanadium. Total revenues of EWW were $6.4 million (42%) below the first quarter of 1998 due primarily to reduced demand for low carbon ferrochrome.

Gross Margins

Total gross margin decreased from $28.8 million in the quarter ended April 30, 1998 to $9.8 million in the quarter ended April 30, 1999, a decrease of 66.1%, due principally to price and volume decreases in ferrovanadium, ferrotitanium and chromium. In addition, Shieldalloy recognized a lower of cost or market adjustment of $3.6 million relating to ferrovanadium in 1999. In aluminum master alloys and compacted products, a decrease in volume was more than offset by improvements in product mix and cost reductions. Gross margins of low carbon ferrochrome declined in 1999, resulting from lower selling prices and less favorable product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") decreased slightly from $14.8 million in the quarter ended April 30, 1998 to $14.4 million in the quarter ended April 30, 1999. For the quarter ended April 30, 1998, SG&A represented 8.8% of the Company's sales compared to 12.2% for the quarter ended April 30, 1999, as a result of decreased revenues.

Operating Income

Operating income decreased from $14.1 million in the quarter ended April 30, 1998 to a loss of $4.6 million in the quarter ended April 30, 1999, due to the decrease in gross margin, discussed above.

Other Income, Net

In March 1998, the Company sold its minority investment in a Luxembourg affiliate and realized a gain of approximately $0.9 million.

Interest Expense, Net

Interest expense, net, is as follows (in thousands):

                             Quarter         Quarter
                              Ended           Ended
                             April 30,       April 30,
                               1999           1998
                             ---------       ---------


Interest income ......       $   492        $   828
Interest expense .....        (3,458)        (2,900)
                             -------        -------

   Income expense, net       $(2,966)       $(2,072)
                             =======        =======


Interest expense increased $0.6 million in the quarter ended April 30, 1999 reflecting primarily higher effective interest rates and increased external borrowing levels during the current period.


Income Tax Provision

Income tax provision, net of tax benefits, is as follows (in thousands):

                                   Quarter     Quarter
                                    Ended       Ended
                                  April 30,    April 30,
                                    1999         1998
                                   ------       ------

Total current ..............       $  396       $4,690
Total deferred .............          580        1,387
                                   ------       ------
   Income tax provision, net       $  976       $6,077
                                   ======       ======


The differences between the statutory Federal income tax rate and the Company's effective rate result primarily because of: (i) the U.S. taxability of foreign dividends; (ii) the excess of foreign tax rates over the statutory Federal income tax rate; (iii) certain deductible temporary differences which, in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; (iv) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized approximating $0.2 million in the quarter ended April 30, 1999; and (v) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital" approximating $0.3 million in the quarter ended April 30, 1999. The deferred tax expenses referred to in items (iv) and (v) above will not result in cash payments in future periods.

Net Income

Net income decreased from $6.8 million for the quarter ended April 30, 1998 to a loss of $8.5 million for the quarter ended April 30, 1999. The decrease in 1999 results primarily from reduced gross margins and increased interest expense, as noted above.


LIQUIDITY AND FINANCIAL RESOURCES

General

The Company's sources of liquidity include cash from operations and amounts available under credit facilities. In addition, the Company has $39.9 million of cash and cash equivalents at April 30, 1999. The Company believes that these sources are sufficient to fund the current and anticipated future requirements of working capital, capital expenditures, pension benefits, potential acquisitions and environmental expenditures through at least January 31, 2000.

At April 30, 1999, the Company had working capital of $154.2 million, as compared to $166.2 million at January 31, 1999. For the first quarter of 1999, the Company generated $4.7 million in cash from operations. Capital expenditures approximated $2.3 million in the first quarter of 1999.


Credit Facilities and Other Financing Arrangements

The Company has a credit facility with certain financial institutions led by BankBoston, N.A. as agent (the "Revolving Credit Facility") which provides Metallurg, Shieldalloy and certain of their subsidiaries with up to $50.0 million of financing resources at a rate per annum equal to (i) the Alternate Base Rate plus 1.0% per annum (the Alternate Base Rate is the greater of the Base Rate or the Federal Funds Effective Rate plus 0.5%) or (ii) the reserve adjusted Eurodollar rate plus 2.5% for interest periods of one, two or three months. The Revolving Credit Facility permits borrowings of up to $50.0 million for working capital requirements and general corporate purposes, up to $30.0 million of which may be used for letters of credit in the U.S. At April 30, 1999, there were no outstanding loans and $25.1 million of letters of credit outstanding in the U.S. under the Revolving Credit Facility. On October 20, 1997, BankBoston, N.A., through its Frankfurt office, made available up to DM
20.5 million (approximately $11.3 million) of financing to certain of its German subsidiaries (the "German Subfacility"), which is guaranteed by Metallurg and the other U.S. borrowers under the Revolving Credit Facility. At April 30, 1999, no loans were outstanding in Germany under this Facility.

In addition, certain foreign subsidiaries of Metallurg have credit facility arrangements with local banking institutions to provide funds for working capital and general corporate purposes. These local credit facilities contain restrictions that vary from company to company. At April 30, 1999, there were $4.5 million of outstanding loans under these local credit facilities.

CAPITAL EXPENDITURES

The Company invested $2.3 million in capital expenditures during the first quarter of 1999. Capital expenditures are expected to total approximately $18.0 million in 1999. Although the Company has budgeted these items in 1999, the Company has not committed to complete these projects which are contingent on senior management approval and other conditions. The Company believes that these projects will be funded through internally generated cash, borrowings under the Revolving Credit Facility and local credit lines.

ENVIRONMENTAL REMEDIATION COSTS

AICPA Statement of Position 96-1, "Environmental Remediation Liabilities", requires that losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted by the Company to their present value. During the first quarter of 1999, the Company expended $0.7 million for environmental remediation.

In 1997, Shieldalloy entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, Shieldalloy has agreed to perform environmental remediation which, as of April 30, 1999, had an estimated cost of completion of $36.7 million. Of this amount, approximately $2.9 million is expected to be expended in the last three quarters of 1999, $5.7 million in 2000 and $7.4 million in 2001. In addition, the Company estimates it will make expenditures of $4.3 million with respect to environmental remediation at its foreign facilities. Of this amount, approximately $1.9 million is expected to be expended in the last three quarters of 1999, $0.9 million in 2000 and $0.8 million in 2001.


YEAR 2000 READINESS

Metallurg has completed an internal review of its and its subsidiaries' information technology systems in connection with its assessment of Year 2000 readiness and is in the process of replacing or modifying some of the management and accounting systems at its subsidiaries to upgrade them generally and to make them Year 2000 ready. Metallurg expects to spend between $1.0 million and $2.0 million on these systems changes. Metallurg expects that the information technology systems for all of its subsidiaries will be Year 2000 ready by August 31, 1999 and a substantial percentage has been completed to date. Those systems that are not being replaced are being, or have been, modified by Company personnel to assure that they are Year 2000 ready. Accordingly, no additional cost has been recognized for such internal upgrades. Metallurg is currently assessing whether any of its non-information technology will need to be modified to become Year 2000 ready.

Metallurg has not received written assurances from its significant suppliers and customers to determine the state of their readiness with regard to Year 2000. The Company believes that they will be prepared for Year 2000 based on its normal interactions with its customers and suppliers and because of the wide attention that the issue has received. Metallurg has not yet seen the need for contingency plans for the Year 2000 issue, but this need will continue to be monitored as it obtains more information about the state of readiness of its suppliers and customers.

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

PART II.       OTHER  INFORMATION




ITEM 6. (a)    EXHIBITS

               10. Employment Agreement dated as of June 1, 1999 between Metallurg, Inc.
                   and Dennis P. Kelly.

               27. Financial Data Schedule


     6. (b)    REPORT ON FORM 8-K

               None

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on June 15, 1999 on its behalf by the undersigned thereunto duly authorized.


                                         METALLURG, INC.




                                         /s/  BARRY C. NUSS
                                        ----------------------------------
                                        Barry C. Nuss
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)