Form 10-Q
period 1999-07-31
METALLURG INC
filed 1999-09-10
CIK 1030992

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                                METALLURG, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                  13-1661467
     (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                   INDENTIFICATION NO.)

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

                              Yes  [X]     No  [ ]

     The number of shares of common stock, $0.01 par value, issued and outstanding as of September 10, 1999 was 5,000,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
Part I.   FINANCIAL INFORMATION
          Item 1 -- Financial Statements (Unaudited)
            Condensed Statements of Consolidated Operations for the
               Quarter and the Two Quarters Ended July 31, 1999 and
               1998...................................................      2
            Condensed Consolidated Balance Sheets at July 31, 1999 and
               January 31, 1999.......................................      3
            Condensed Statements of Consolidated Cash Flows for the
               Two Quarters Ended July 31, 1999 and 1998..............      4
            Notes to Condensed Consolidated Financial Statements......      5
          Item 2 -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................     11
Part II.  OTHER INFORMATION
          Item 6.(a)  EXHIBITS........................................     19
          Item 6.(b)  REPORT ON FORM 8-K..............................     19
          Signature Page..............................................     20

                                     PART I

                             FINANCIAL INFORMATION

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                         ITEM 1 -- FINANCIAL STATEMENTS

          CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                     QUARTER ENDED         TWO QUARTERS ENDED
                                                        JULY 31,                JULY 31,
                                                  --------------------    --------------------
                                                    1999        1998        1999        1998
                                                  --------    --------    --------    --------
Sales...........................................  $115,897    $169,754    $233,576    $337,429
Commission income...............................       155         259         289         414
                                                  --------    --------    --------    --------
  Total revenue.................................   116,052     170,013     233,865     337,843
                                                  --------    --------    --------    --------
Operating costs and expenses:
  Cost of sales.................................   100,765     142,671     208,804     281,679
  Selling, general and administrative
     expenses...................................    14,066      15,147      28,474      29,908
  Environmental expense recovery................    (5,501)         --      (5,501)         --
  Restructuring charges.........................     4,386          --       4,386          --
  Merger costs..................................        --       4,416          --       4,416
                                                  --------    --------    --------    --------
     Total operating costs and expenses.........   113,716     162,234     236,163     316,003
                                                  --------    --------    --------    --------
     Operating income (loss)....................     2,336       7,779      (2,298)     21,840
Other income (expense):
  Other (expense) income, net...................       (27)       (333)          5         545
  Interest expense, net.........................    (2,894)     (2,544)     (5,860)     (4,616)
                                                  --------    --------    --------    --------
(Loss) income before income tax provision.......      (585)      4,902      (8,153)     17,769
Income tax provision............................     1,769       3,404       2,745       9,481
                                                  --------    --------    --------    --------
Net (loss) income...............................    (2,354)      1,498     (10,898)      8,288
Other comprehensive loss:
  Foreign currency translation adjustment.......      (737)     (1,152)     (2,421)     (1,076)
                                                  --------    --------    --------    --------
  Comprehensive (loss) income...................  $ (3,091)   $    346    $(13,319)   $  7,212
                                                  ========    ========    ========    ========

      See notes to condensed unaudited consolidated financial statements.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                         ITEM 1 -- FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               JULY 31,      JANUARY 31,
                                                                 1999           1999
                                                              -----------    -----------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 44,557       $ 37,293
  Accounts and notes receivable, net........................     64,333         63,680
  Inventories...............................................     99,177        120,658
  Other assets..............................................     17,739         16,759
                                                               --------       --------
          Total current assets..............................    225,806        238,390
Property, plant and equipment, net..........................     47,782         49,018
Other assets................................................     22,045         23,709
                                                               --------       --------
          Total.............................................   $295,633       $311,117
                                                               ========       ========
LIABILITIES
Current liabilities:
  Short-term debt and current portion of long-term debt.....   $  4,071       $  4,945
  Trade payables............................................     38,984         37,460
  Accrued expenses..........................................     31,208         25,801
  Other current liabilities.................................      3,124          3,955
                                                               --------       --------
          Total current liabilities.........................     77,387         72,161
                                                               --------       --------
Long-term debt..............................................    107,358        109,185
Accrued pension liabilities.................................     36,760         41,062
Environmental liabilities, net..............................     33,372         35,463
Other liabilities...........................................      5,909          5,556
                                                               --------       --------
          Total long-term liabilities.......................    183,399        191,266
                                                               --------       --------
          Total liabilities.................................    260,786        263,427
                                                               --------       --------
SHAREHOLDERS' EQUITY
Common stock................................................         50             50
Additional paid-in capital..................................     45,733         45,257
Accumulated other comprehensive loss........................     (2,809)          (388)
Retained (deficit) earnings.................................     (8,127)         2,771
                                                               --------       --------
          Total shareholders' equity........................     34,847         47,690
                                                               --------       --------
          Total.............................................   $295,633       $311,117
                                                               ========       ========

      See notes to condensed unaudited consolidated financial statements.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                         ITEM 1 -- FINANCIAL STATEMENTS

          CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                               TWO QUARTERS ENDED
                                                                    JULY 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $(10,898)   $  8,288
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Executive stock awards....................................        --         750
  Depreciation and amortization.............................     3,990       4,282
  Loss (gain) on sale of assets.............................         3        (592)
  Deferred income taxes.....................................     1,100       2,279
  Provision for doubtful accounts...........................       141         606
  Provision for restructuring costs.........................     4,386          --
  Other, net................................................     3,773       2,397
                                                              --------    --------
          Total.............................................     2,495      18,010
Change in operating assets and liabilities:
  Increase in trade receivables.............................    (7,805)    (12,596)
  Decrease (increase) in inventories........................    16,680      (5,774)
  (Increase) decrease in other current assets...............    (2,229)      1,586
  Increase in trade payables and accrued expenses...........    13,316      16,542
  Payments for environmental remediation....................    (1,817)     (1,006)
  Other assets and liabilities, net.........................    (7,389)     (8,270)
                                                              --------    --------
       Net cash provided by operating activities............    13,251       8,492
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment................    (5,089)     (6,998)
  Proceeds from asset sales.................................        35       1,286
  Other, net................................................        63      (2,254)
                                                              --------    --------
       Net cash used in investing activities................    (4,991)     (7,966)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contribution from Safeguard International.........        --       3,541
  Net short-term borrowings (repayments)....................       117      (1,851)
  Repayment of long-term debt...............................      (524)       (548)
                                                              --------    --------
       Net cash (used in) provided by financing
        activities..........................................      (407)      1,142
                                                              --------    --------
Effects of exchange rate changes on cash and cash
  equivalents...............................................      (589)       (248)
                                                              --------    --------
Net increase in cash and cash equivalents...................     7,264       1,420
Cash and cash equivalents -- beginning of period............    37,293      43,003
                                                              --------    --------
Cash and cash equivalents -- end of period..................  $ 44,557    $ 44,423
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

     The Company reports the results of its operating subsidiaries on a one-month lag. Accordingly, the two quarters ended July 31, 1999 and 1998 include worldwide operating results for the six months ended June 30, 1999 and 1998 and operating results of Metallurg, Inc., the parent holding company, for the six months ended July 31, 1999 and 1998. Balance sheet data at July 31, 1999 reflect the financial position of Metallurg, Inc. at July 31, 1999 and of its operating subsidiaries at June 30, 1999. Balance sheet data at January 31, 1999 reflect the financial position of Metallurg, Inc. at January 31, 1999 and of its operating subsidiaries at December 31, 1998.

2. INVENTORIES

     Inventories, net of reserves, consist of the following (in thousands):

                                                              JULY 31,    JANUARY 31,
                                                                1999         1999
                                                              --------    -----------
Raw materials...............................................  $19,247      $ 29,096
Work in process.............................................    2,652         3,249
Finished goods..............................................   72,648        83,116
Other.......................................................    4,630         5,197
                                                              -------      --------
          Total.............................................  $99,177      $120,658
                                                              =======      ========

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

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

4. EARNINGS PER COMMON SHARE

     Earnings per share is not presented since the Company is a wholly owned subsidiary of Metallurg Holdings.

5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact SFAS No. 133 will have on its financial statements.

6. SUPPLEMENTAL GUARANTOR INFORMATION

     In November 1997, the Company issued $100 million principal amount of its 11% Senior Notes due 2007. Under the terms of the Senior Notes, Shieldalloy Metallurgical Corporation ("Shieldalloy"), Metallurg Holdings Corporation, Metallurg Services, Inc., Metallurg International Resources, Inc. ("MIR, Inc.") and MIR (China), Inc. (collectively, the "Guarantors"), wholly owned subsidiaries of the Company, have fully and unconditionally guaranteed on a joint and several basis the Company's obligations to pay principal, premium and interest relative to the Senior Notes. During the second quarter of 1999, the Company established MIR, Inc. as a wholly owned subsidiary and a guarantor of the Senior Notes. Certain commercial activities previously carried out by Metallurg, Inc. are now being carried out by MIR, Inc. Management has determined that separate, full financial statements of the Guarantors would not be material to potential investors and, accordingly, such financial statements are not provided. Supplemental financial information of the Guarantors is presented below.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                      FOR THE QUARTER ENDED JULY 31, 1999
                                 (IN THOUSANDS)

                                     METALLURG, INC.     COMBINED       COMBINED
                                        ("PARENT        GUARANTOR     NON-GUARANTOR
                                        COMPANY")      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     ---------------   ------------   -------------   ------------   ------------
Sales..............................                      $39,604         $94,728        $(18,435)      $115,897
Commission income..................                           19             202             (66)           155
                                                         -------         -------        --------       --------
  Total revenue....................                       39,623          94,930         (18,501)       116,052
                                                         -------         -------        --------       --------
Operating costs and expenses:
  Cost of sales....................      $     1          36,090          83,835         (19,161)       100,765
  Selling, general and
     administrative expenses.......        1,345           2,614          10,107              --         14,066
  Environmental expense recovery...           --          (5,501)             --              --         (5,501)
  Restructuring charges............           --              --           4,386              --          4,386
                                         -------         -------         -------        --------       --------
  Total operating costs and
     expenses......................        1,346          33,203          98,328         (19,161)       113,716
                                         -------         -------         -------        --------       --------
Operating (loss) income............       (1,346)          6,420          (3,398)            660          2,336
Other income (expense):
  Other income (expense), net......            2             (16)            (13)             --            (27)
  Interest (expense) income, net...       (2,794)            345            (445)             --         (2,894)
  Equity in earnings (losses) of
     subsidiaries..................          141          (3,371)             --           3,230             --
                                         -------         -------         -------        --------       --------
(Loss) income before income tax
  provision........................       (3,997)          3,378          (3,856)          3,890           (585)
Income tax (benefit) provision.....       (1,643)          2,305           1,107              --          1,769
                                         -------         -------         -------        --------       --------
Net (loss) income..................       (2,354)          1,073          (4,963)          3,890         (2,354)
Other comprehensive (loss) income:
  Foreign currency translation
     adjustment....................         (737)          1,123            (743)           (380)          (737)
                                         -------         -------         -------        --------       --------
Comprehensive (loss) income........      $(3,091)        $ 2,196         $(5,706)       $  3,510       $ (3,091)
                                         =======         =======         =======        ========       ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                    FOR THE TWO QUARTERS ENDED JULY 31, 1999
                                 (IN THOUSANDS)

                                     METALLURG, INC.     COMBINED       COMBINED
                                        ("PARENT        GUARANTOR     NON-GUARANTOR
                                        COMPANY")      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     ---------------   ------------   -------------   ------------   ------------
Sales..............................     $  7,297         $72,345        $191,381        $(37,447)      $233,576
Commission income..................           --              21             379            (111)           289
                                        --------         -------        --------        --------       --------
  Total revenue....................        7,297          72,366         191,760         (37,558)       233,865
                                        --------         -------        --------        --------       --------
Operating costs and expenses:
  Cost of sales....................        6,573          71,334         168,955         (38,058)       208,804
  Selling, general and
     administrative expenses.......        3,271           4,805          20,398              --         28,474
  Environmental expense recovery...           --          (5,501)             --              --         (5,501)
  Restructuring charges............           --              --           4,386              --          4,386
                                        --------         -------        --------        --------       --------
  Total operating costs and
     expenses......................        9,844          70,638         193,739         (38,058)       236,163
                                        --------         -------        --------        --------       --------
Operating (loss) income............       (2,547)          1,728          (1,979)            500         (2,298)
Other income (expense):
  Other income (expense), net......            2              (9)             12              --              5
  Interest (expense) income, net...       (5,725)            771            (906)             --         (5,860)
  Equity in losses of
     subsidiaries..................       (2,845)         (4,046)             --           6,891             --
                                        --------         -------        --------        --------       --------
Loss before income tax provision...      (11,115)         (1,556)         (2,873)          7,391         (8,153)
Income tax (benefit) provision.....         (217)            682           2,280              --          2,745
                                        --------         -------        --------        --------       --------
Net loss...........................      (10,898)         (2,238)         (5,153)          7,391        (10,898)
Other comprehensive loss:
  Foreign currency translation
     adjustment....................       (2,421)            (76)         (2,419)          2,495         (2,421)
                                        --------         -------        --------        --------       --------
Comprehensive loss.................     $(13,319)        $(2,314)       $ (7,572)       $  9,886       $(13,319)
                                        ========         =======        ========        ========       ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

       CONDENSED CONSOLIDATING BALANCE SHEET AT JULY 31, 1999 (UNAUDITED)
                                 (IN THOUSANDS)

                                     METALLURG, INC.     COMBINED       COMBINED
                                        ("PARENT        GUARANTOR     NON-GUARANTOR
                                        COMPANY")      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     ---------------   ------------   -------------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents........     $ 36,677         $    562       $ 13,129       $  (5,811)      $ 44,557
  Accounts, notes and loans
     receivable, net...............       19,853           48,146         55,530         (59,196)        64,333
  Inventories......................           --           35,162         66,633          (2,618)        99,177
  Other assets.....................       10,187            1,020          9,998          (3,466)        17,739
                                        --------         --------       --------       ---------       --------
          Total current assets.....       66,717           84,890        145,290         (71,091)       225,806
Investments -- intergroup..........      101,795           51,527             --        (153,322)            --
Property, plant and equipment,
  net..............................        1,025            8,440         38,317              --         47,782
Other assets.......................        9,260           20,379         13,830         (21,424)        22,045
                                        --------         --------       --------       ---------       --------
          Total....................     $178,797         $165,236       $197,437       $(245,837)      $295,633
                                        ========         ========       ========       =========       ========
LIABILITIES
Current liabilities:
  Short-term debt and current
     portion of long-term debt.....                                     $  9,882       $  (5,811)      $  4,071
  Accounts and loans payable.......     $ 21,949         $ 30,857         55,384         (69,206)        38,984
  Accrued expenses.................        3,275            9,178         18,755              --         31,208
  Other current liabilities........           --            3,518          3,072          (3,466)         3,124
                                        --------         --------       --------       ---------       --------
          Total current
            liabilities............       25,224           43,553         87,093         (78,483)        77,387
                                        --------         --------       --------       ---------       --------
Long-term liabilities:
  Long-term debt...................      100,000               --          7,358              --        107,358
  Accrued pension liabilities......          155            1,774         34,831              --         36,760
  Environmental liabilities, net...           --           31,180          2,192              --         33,372
  Other liabilities................       18,571               --          8,752         (21,414)         5,909
                                        --------         --------       --------       ---------       --------
          Total long-term
            liabilities............      118,726           32,954         53,133         (21,414)       183,399
                                        --------         --------       --------       ---------       --------
          Total liabilities........      143,950           76,507        140,226         (99,897)       260,786
                                        --------         --------       --------       ---------       --------
SHAREHOLDERS' EQUITY:
  Common stock outstanding.........           50            1,227         52,191         (53,418)            50
  Additional paid-in capital.......       45,733           94,460          1,014         (95,474)        45,733
  Accumulated other comprehensive
     (loss) income.................       (2,809)          (1,847)        18,926         (17,079)        (2,809)
  Retained deficit.................       (8,127)          (5,111)       (14,920)         20,031         (8,127)
                                        --------         --------       --------       ---------       --------
          Shareholders' equity.....       34,847           88,729         57,211        (145,940)        34,847
                                        --------         --------       --------       ---------       --------
          Total....................     $178,797         $165,236       $197,437       $(245,837)      $295,633
                                        ========         ========       ========       =========       ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                    FOR THE TWO QUARTERS ENDED JULY 31, 1999
                                 (IN THOUSANDS)

                                     METALLURG, INC.     COMBINED       COMBINED
                                        ("PARENT        GUARANTOR     NON-GUARANTOR
                                        COMPANY")      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     ---------------   ------------   -------------   ------------   ------------
NET CASH FLOWS FROM OPERATING
  ACTIVITIES.......................     $ (6,942)        $18,748         $ 2,696        $(1,251)       $13,251
                                        --------         -------         -------        -------        -------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property, plant and
     equipment.....................         (167)         (1,359)         (3,563)            --         (5,089)
  Proceeds from asset sales........           --              16              19             --             35
  Other, net.......................         (299)         (2,761)          3,123             --             63
                                        --------         -------         -------        -------        -------
Net cash used in investing
  activities.......................         (466)         (4,104)           (421)            --         (4,991)
                                        --------         -------         -------        -------        -------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Intergroup borrowings
     (repayments)..................       16,632         (15,177)         (2,706)         1,251             --
  Net short-term borrowings........           --              --            (150)           267            117
  Repayment of long-term debt......           --              --            (524)            --           (524)
  Dividends received (paid)........        1,840              --          (1,840)            --             --
                                        --------         -------         -------        -------        -------
Net cash provided by (used in)
  financing activities.............       18,472         (15,177)         (5,220)         1,518           (407)
                                        --------         -------         -------        -------        -------
Effects of exchange rate changes on
  cash and cash equivalents........           --              --            (589)            --           (589)
                                        --------         -------         -------        -------        -------
Net increase (decrease) in cash and
  cash equivalents.................       11,064            (533)         (3,534)           267          7,264
Cash and cash
  equivalents -- beginning of
  period...........................       25,613           1,095          16,663         (6,078)        37,293
                                        --------         -------         -------        -------        -------
Cash and cash equivalents -- end of
  period...........................     $ 36,677         $   562         $13,129        $(5,811)       $44,557
                                        ========         =======         =======        =======        =======

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

               ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

     The Company is a leading international producer and seller of high quality metal alloys and specialty metals used by manufacturers of steel, aluminum, superalloys, titanium, chemicals and other metal consuming industries. The industries that the Company supplies are cyclical. Throughout 1997 and into 1998, market conditions for most of the Company's products were favorable. However, sales prices and demand for several of the Company's major products declined during the second half of 1998 and into 1999. The Company believes that the price declines were the result of economic turmoil seen in Asia, Latin America and Russia in 1997 and 1998. In the steel industry, this led to lower production almost everywhere except in the U.S. during the first half of 1998. In the second half of 1998, Japan, Russia, Brazil and some other Asian countries exported large volumes of steel to the U.S., causing domestic production to be drastically curtailed in the latter months of 1998. In 1999, domestic steel production has increased slightly each quarter although total first half production was about 11% below the prior year. In addition, civilian airliner production in 1998 did not reach the levels forecast by a major producer, and the economic turmoil already mentioned caused postponements and cancellation of orders for airliners as trans-Pacific and Asian air passenger volumes fell sharply. Furthermore, Asian demand for corrosion resistant materials for major capital projects also fell sharply. These factors contributed to lower sales of products to the superalloy and titanium alloy industries, which continue to hold excessive inventories, particularly of their aerospace related products. The aluminum industry had sustained satisfactory levels of demand for the Company's products throughout 1998, and this has continued in 1999.

RESULTS OF OPERATIONS

     The Company operates in one significant industry segment, the manufacture and sale of ferrous and non-ferrous metals and alloys. The Company is organized geographically, with its core production facilities in the United States, the United Kingdom and Germany supported by a worldwide sales network.

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

RESULTS OF OPERATIONS -- THE QUARTER ENDED JULY 31, 1999 COMPARED TO THE QUARTER ENDED JULY 31, 1998

                                                               GESELLSCHAFT
                                                LONDON AND         FUR
                                               SCANDINAVIAN      ELEKTRO-     ELEKTROWERK
                                               METALLURGICAL   METALLURGIE    WEISWEILER
                                                 CO., LTD.         MBH           GMBH                 INTERSEGMENT   CONSOLIDATED
FOR THE QUARTER ENDED JULY 31,   SHIELDALLOY      ("LSM")        ("GFE")        ("EWW")      OTHER    ELIMINATIONS      TOTALS
------------------------------   -----------   -------------   ------------   -----------   -------   ------------   ------------
1999
Revenues from external
  customers....................    $27,706        $26,500        $16,593        $2,958      $42,295                    $116,052
Intergroup revenue.............      1,039          9,628          4,370         5,114        9,955     $(30,106)            --
Environmental expense
  recovery.....................     (5,501)            --             --            --           --           --         (5,501)
Restructuring charges..........         --             --          3,385         1,001           --           --          4,386
Income tax provision
  (benefit)....................      2,235            251            131           223       (1,071)          --          1,769
Net income (loss)..............      4,336            858         (4,834)       (1,001)      (2,232)         519         (2,354)
1998
Revenues from external
  customers....................    $55,587        $31,010        $30,589        $4,695      $48,132                    $170,013
Intergroup revenue.............      1,573         14,262          4,500         7,530       14,684     $(42,549)            --
Merger costs...................         --             --             --            --        4,416           --          4,416
Income tax provision
  (benefit)....................      3,062            566            559           420       (1,203)          --          3,404
Net income.....................      4,337          1,361            772           343        2,305       (7,620)         1,498

  Total Revenues

     Shieldalloy revenues were $28.4 million, or 50%, below the second quarter of 1998. As a result of the continuing weakness in the U.S. steel industry, volume and selling prices of ferrovanadium remained lower in the second quarter of 1999, resulting in a decrease of approximately $9.2 million. The majority of the remaining decline is attributable to lower volume and selling prices of ferrosilicon, chrome metal and low carbon ferrochrome resulting from lower demand from the steel and superalloy industries.

     Excess superalloy and titanium alloy inventories in the aerospace supply chain impacted negatively on both price and particularly volume of EWW's specialty low carbon ferrochrome, LSM's chromium and GfE's vanadium aluminum and titanium masteralloy products. Continuing weakness in the steel sector contributed to low prices and volumes of LSM's ferrotitanium, EWW's normal grade ferrochrome and GfE's ferrovanadium and ferroniobium. As a result, EWW's revenues fell $4.2 million, or 34%, below the second quarter of 1998 and GfE, with heavy dependence on the titanium industry, saw revenues fall $14.1 million, or 40% below the second quarter of 1998. Although LSM's revenues fell by $9.1 million, or 20%, for reasons noted above, volumes for its products to the aluminum industry remained strong.

  Gross Margins

     Gross margins decreased from $27.3 million in the quarter ended July 31, 1998 to $15.3 million in the quarter ended July 31, 1999, a decrease of 44.1%, due principally to price and volume decreases in ferrovanadium, low carbon ferrochrome, vanadium aluminum, ferrotitanium and chromium. In aluminum master alloys and compacted products, improvements in product mix and cost reductions more than offset a decrease in selling price.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A") decreased from $15.1 million in the quarter ended July 31, 1998 to $14.1 million in the quarter ended July 31, 1999, a decrease of 7.1%. For the quarter ended July 31, 1998, SG&A represented 8.9% of the Company's sales compared to 12.1% for the quarter ended July 31, 1999, as a result of decreased revenue.

  Environmental Expense Recovery

     In June 1999, the Company recognized income in the amount of $5.5 million upon settlement with an insurance company relating to coverage for certain environmental claims stemming from the 1960's and forward. These claims relate mostly to the historical costs of remedial activities at the Company's Newfield, New Jersey site.

  Restructuring Charges

     During the second quarter of 1999, the Company initiated a restructuring program. The restructuring is intended to reduce the Company's cost structure, to streamline management and production technical functions and focus resources in support of higher margin products at core production units. The restructuring plan includes the discontinuation of certain production activities, termination of employees, a facility closing and the write-down of certain redundant plant and equipment and related spare parts and supplies. The restructuring predominantly affects the Company's operations in Europe.

     In June 1999, a charge of $4.4 million was recorded with respect to the restructuring of the Company's German operations (GfE and EWW). Approximately 100 employees were notified of terminations as operations were curtailed in line with current demands for the Company's products. The terminations will take effect through the end of 2000 and a provision for severance and other employee costs of $2.9 million was recorded. Such costs shall be substantially disbursed in 2000. Additional costs of $1.5 million were recorded for the write-down of redundant fixed assets and related spare parts and supplies.

     During July 1999, management approved a restructuring plan relating to its U.K. operations (LSM). Currently, LSM is soliciting voluntary terminations in its plan to simplify its organization and reduce costs by restructuring its businesses into fewer operating divisions and relocating administrative functions to its Rotherham plant site from its London office, which will be closed. The restructuring is to be completed during 2000 and provisions for its costs, which are not determinable at this time, will be recorded during the second half of 1999.

  Operating Income

     Operating income decreased from $7.8 million in the quarter ended July 31, 1998 to $2.3 million in the quarter ended July 31, 1999, due primarily to the decrease in gross margin and the other items, discussed above. Merger costs of $4.4 million, consisting primarily of costs to cancel compensatory stock options, were recorded in the quarter ended July 31, 1998.

  Interest Expense, Net

     Interest expense, net, is as follows (in thousands):

                                                              QUARTER ENDED JULY 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
Interest income.............................................   $   995      $   820
Interest expense............................................    (3,889)      (3,364)
                                                               -------      -------
  Income expense, net.......................................   $(2,894)     $(2,544)
                                                               =======      =======

     Interest expense increased in the quarter ended July 31, 1999 reflecting primarily higher effective interest rates and increased external borrowing levels of GfE during the current period.

  Income Tax Provision

     Income tax provision, net of tax benefits, is as follows (in thousands):

                                                              QUARTER ENDED JULY 31,
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
Total current...............................................   $1,249        $2,512
Total deferred..............................................      520           892
                                                               ------        ------
  Income tax provision, net.................................   $1,769        $3,404
                                                               ======        ======

     The differences between the statutory Federal income tax rate and the Company's effective rate result primarily because of: (i) the U.S. taxability of foreign dividends; (ii) the excess of foreign tax rates over the statutory Federal income tax rate; (iii) certain deductible temporary differences which, in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; (iv) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized approximating $0.3 million in the quarter ended July 31, 1999; and (v) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital" approximating $0.2 million in the quarter ended July 31, 1999. The deferred tax expenses referred to in items (iv) and (v) above will not result in cash payments in future periods.

  Net Income

     Net income decreased from $1.5 million for the quarter ended July 31, 1998 to a loss of $2.4 million for the quarter ended July 31, 1999 due primarily to reduced gross margins and the other items, discussed above.

RESULTS OF OPERATIONS -- THE TWO QUARTERS ENDED JULY 31, 1999 COMPARED TO THE TWO QUARTERS ENDED JULY 31, 1998

                                                                                             INTERSEGMENT   CONSOLIDATED
 FOR THE TWO QUARTERS ENDED JULY 31,   SHIELDALLOY     LSM       GFE       EWW      OTHER    ELIMINATIONS      TOTALS
 -----------------------------------   -----------   -------   -------   -------   -------   ------------   ------------
1999
Revenues from external customers.....   $ 59,418     $53,455   $36,543   $ 6,248   $78,201                    $233,865
Intergroup revenue...................      2,068      18,281     8,022    10,551    21,237     $(60,159)            --
Environmental expense recovery.......     (5,501)         --        --        --        --           --         (5,501)
Restructuring charges................         --          --     3,385     1,001        --           --          4,386
Income tax provision.................        566         507       272       449       951           --          2,745
Net income (loss)....................      1,632       1,244    (5,917)     (777)  (10,425)       3,345        (10,898)
1998
Revenues from external customers.....   $109,962     $62,041   $60,046   $ 9,993   $95,801                    $337,843
Intergroup revenue...................      2,731      30,008     7,270    17,402    28,564     $(85,975)            --
Merger costs.........................         --          --        --        --     4,416           --          4,416
Income tax provision (benefit).......      6,175       1,171     1,160     1,281      (306)          --          9,481
Net income...........................      8,746       2,688     1,648     1,134    10,355      (16,283)         8,288

  Total Revenues

     Shieldalloy revenues were $51.2 million, or 45%, below the first two quarters of 1998. As a result of the continuing weakness in the U.S. steel industry, decreased volume and selling prices of ferrovanadium during the first two quarters of 1999 resulted in a decrease of approximately $19 million. The majority of the remaining decline is attributable to lower volume and selling prices of ferrosilicon, chrome metal and low carbon ferrochrome resulting from lower demand from the steel and superalloys industries.

     Weakness in the aerospace industry led to a reduction in superalloy and titanium alloy demand that impacted negatively on price, and particularly on volumes, of the Company's specialty low carbon ferrochrome, chromium and vanadium aluminum products. As a result of continuing poor demand in the steel and aerospace industries, LSM revenues were $20.3 million, or 22%, below the first two quarters of 1998 due primarily to decreased volume of ferrotitanium and chromium metal sales. GfE revenues were $22.8 million, or 34%, below 1998 due primarily to decreased selling prices and volumes of vanadium aluminum, titanium masteralloys, ferroniobium and ferrovanadium. Revenues of EWW were $10.6 million, or 39%, below the first two quarters of 1998 due primarily to reduced demand for low carbon ferrochrome.

  Gross Margins

     Gross margins decreased from $56.2 million in the two quarters ended July 31, 1998 to $25.1 million in the two quarters ended July 31, 1999, a decrease of 55.4%, due principally to price and volume decreases in ferrovanadium, ferrotitanium and chromium. In addition, Shieldalloy recognized a lower of cost or market adjustment of $3.6 million relating to ferrovanadium in the first quarter of 1999. In aluminum master alloys and compacted products, improvements in product mix and cost reductions more than offset a decrease in selling price. Gross margins of low carbon ferrochrome declined in 1999, resulting from lower selling prices and less favorable product mix.

  Selling, General and Administrative Expenses

     SG&A decreased from $29.9 million in the two quarters ended July 31, 1998 to $28.5 million in the two quarters ended July 31, 1999, a decrease of 4.8%. For the two quarters ended July 31, 1998, SG&A represented 8.9% of the Company's sales compared to 12.2% for the two quarters ended July 31, 1999, as a result of decreased revenue.

  Environmental Expense Recovery

     In June 1999, the Company recognized income in the amount of $5.5 million upon settlement, with an insurance company, concerning certain environmental matters, as discussed above.

  Restructuring Charges

     In June 1999, the Company recorded $4.4 million of restructuring charges related to its German subsidiaries, as discussed above.

  Operating Income

     Operating income decreased from $21.8 million in the two quarters ended July 31, 1998 to a loss of $2.3 million in the two quarters ended July 31, 1999, due primarily to the decrease in gross margin and the other items, discussed above.

  Interest Expense, Net

     Interest expense, net, is as follows (in thousands):

                                                              TWO QUARTERS ENDED
                                                                   JULY 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Interest income.............................................  $ 1,487    $ 1,648
Interest expense............................................   (7,347)    (6,264)
                                                              -------    -------
  Income expense, net.......................................  $(5,860)   $(4,616)
                                                              =======    =======

     Interest expense increased $1.2 million in the two quarters ended July 31, 1999 reflecting primarily higher effective interest rates and increased external borrowing levels of GfE during the current period.

  Income Tax Provision

     Income tax provision, net of tax benefits, is as follows (in thousands):

                                                              TWO QUARTERS ENDED
                                                                   JULY 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Total current...............................................  $1,645     $7,202
Total deferred..............................................   1,100      2,279
                                                              ------     ------
  Income tax provision, net.................................  $2,745     $9,481
                                                              ======     ======

     The differences between the statutory Federal income tax rate and the Company's effective rate result primarily because of: (i) the U.S. taxability of foreign dividends; (ii) the excess of foreign tax rates over the statutory Federal income tax rate; (iii) certain deductible temporary differences which, in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; (iv) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized approximating $0.5 million in the two quarters ended July 31, 1999; and (v) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital" approximating $0.5 million in the two quarters ended July 31, 1999. The deferred tax expenses referred to in items (iv) and (v) above will not result in cash payments in future periods.

  Net Income

     Net income decreased from $8.3 million for the two quarters ended July 31, 1998 to a loss of $10.9 million for the two quarters ended July 31, 1999. The decrease in 1999 results primarily from reduced gross margins and the other items, discussed above.

LIQUIDITY AND FINANCIAL RESOURCES

  General

     The Company's sources of liquidity include cash from operations and amounts available under credit facilities. In addition, the Company has $44.6 million of cash and cash equivalents at July 31, 1999. The Company believes that these sources are sufficient to fund the current and anticipated future requirements of working capital, capital expenditures, pension benefits, potential acquisitions and environmental expenditures through at least January 31, 2001.

     At July 31, 1999, the Company had working capital of $148.4 million, as compared to $166.2 million at January 31, 1999. For the first two quarters of 1999, the Company generated $13.3 million in cash from operations, including substantial reductions in inventories resulting from reduced levels of business and increased operational focus on working capital reductions. Capital expenditures approximated $5.1 million in the first two quarters of 1999.

  Credit Facilities and Other Financing Arrangements

     The Company has a credit facility with certain financial institutions led by BankBoston, N.A. as agent (the "Revolving Credit Facility") which provides Metallurg, Shieldalloy and certain of their subsidiaries with up to $50.0 million of financing resources at a rate per annum equal to (i) the Alternate Base Rate plus 1.0% per annum (the Alternate Base Rate is the greater of the Base Rate or the Federal Funds Effective Rate plus 0.5%) or (ii) the reserve adjusted Eurodollar rate plus 2.5% for interest periods of one, two or three months. The Revolving Credit Facility permits borrowings of up to $50.0 million for working capital requirements and general corporate purposes, up to $30.0 million of which may be used for letters of credit in the U.S. At July 31, 1999, there were no outstanding loans and $24.2 million of letters of credit outstanding in the U.S. under the Revolving Credit Facility. On October 20, 1997, BankBoston, N.A., through its Frankfurt office, made available up to DM
20.5 million (approximately $10.8 million) of financing to certain of its German subsidiaries (the "German Subfacility"), which is guaranteed by Metallurg and the other U.S. borrowers under the Revolving Credit Facility. At July 31, 1999, immaterial amounts were outstanding in Germany under the German Subfacility.

     In addition, certain foreign subsidiaries of Metallurg have credit facility arrangements with local banking institutions to provide funds for working capital and general corporate purposes. These local credit facilities contain restrictions that vary from company to company. At July 31, 1999, there were $2.9 million of outstanding loans under these local credit facilities.

CAPITAL EXPENDITURES

     The Company invested $5.1 million in capital expenditures during the first two quarters of 1999. Capital expenditures are expected to total approximately $18.0 million in 1999. Although the Company has projected these items in 1999, the Company has not committed purchases to vendors for all of these projects, as some remain contingent on local management approval and other conditions. The Company believes that these projects will be funded through internally generated cash, borrowings under the Revolving Credit Facility and local credit lines.

ENVIRONMENTAL REMEDIATION COSTS

     AICPA Statement of Position 96-1, "Environmental Remediation Liabilities", states that losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the first two quarters of 1999, the Company expended $1.8 million for environmental remediation.

     In 1997, Shieldalloy entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, Shieldalloy has agreed to perform environmental remediation, which as of July 31, 1999, had an estimated cost of completion of $36.2 million. Of this amount, approximately $0.9 million is expected to be expended in the second half of 1999, $6.5 million in 2000 and $7.4 million in 2001. In addition, the Company estimates it will make expenditures of $3.8 million with respect to environmental remediation at its foreign facilities. Of this amount, approximately $0.2 million is expected to be expended in the second half of 1999, $0.9 million in 2000 and $0.8 million in 2001.

YEAR 2000 READINESS

     Metallurg has completed an internal review of its and its subsidiaries' information technology systems in connection with its assessment of Year 2000 readiness and has almost completed the replacement or modifications of the management and accounting systems at its subsidiaries to upgrade them generally and to make them Year 2000 ready. Metallurg expects to spend between $1.0 million and $2.0 million on these systems changes, much of which has already been spent. Metallurg expects that the information technology systems for all of its subsidiaries will be Year 2000 ready early in the fourth quarter of 1999. Those systems that are not being replaced are being, or have been, modified by Company personnel to assure that they are Year 2000 ready. Accordingly, no additional cost has been recognized for such internal upgrades. Metallurg has substantially completed its assessment of whether any of its non-information technology will need to be modified to become Year 2000 ready.

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

                                    PART II

                               OTHER INFORMATION

ITEM 6.(a)  EXHIBITS

     27. Financial Data Schedule

      6.(b)  REPORT ON FORM 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on September 10, 1999 on its behalf by the undersigned thereunto duly authorized.

                                          METALLURG, INC.

                                                   /s/ BARRY C. NUSS
                                          --------------------------------------
                                                      Barry C. Nuss
                                                 Chief Financial Officer
                                             (Principal Financial Officer and
                                              Principal Accounting Officer)