Form 10-Q
period 2000-07-31
METALLURG INC
filed 2000-09-13
CIK 1030992

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

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

                             Yes  [X]       No  [ ]

     The number of shares of common stock, $0.01 par value, issued and outstanding as of September 13, 2000 was 5,000,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
Part I.   FINANCIAL INFORMATION:
          Item 1 -- Financial Statements (Unaudited)
            Condensed Statements of Consolidated Operations for the
               Quarters and the Two Quarters Ended July 31, 2000 and
               1999...................................................        2
            Condensed Consolidated Balance Sheets at July 31, 2000 and
               January 31, 2000.......................................        3
            Condensed Statements of Consolidated Cash Flows for the
               Two Quarters Ended July 31, 2000 and 1999..............        4
            Notes to Condensed Unaudited Consolidated Financial
               Statements.............................................   5 - 11
          Item 2 -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................  12 - 17
          Item 3 -- Quantitative and Qualitative Disclosure of Market
            Risk......................................................       18
Part II.  OTHER INFORMATION:
          Item 6.(a) EXHIBITS.........................................       19
          Item 6.(b) REPORT ON FORM 8-K...............................       19
          Signature Page..............................................       20

                        PART I -- FINANCIAL INFORMATION

                         ITEM 1 -- FINANCIAL STATEMENTS

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

          CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                     QUARTERS ENDED        TWO QUARTERS ENDED
                                                        JULY 31,                JULY 31,
                                                  --------------------    --------------------
                                                    2000        1999        2000        1999
                                                  --------    --------    --------    --------
Sales...........................................  $132,098    $115,897    $255,957    $233,576
Commission income...............................       110         155         303         289
                                                  --------    --------    --------    --------
  Total revenues................................   132,208     116,052     256,260     233,865
                                                  --------    --------    --------    --------
Operating costs and expenses:
  Cost of sales.................................   113,230     100,765     220,531     208,804
  Selling, general and administrative
     expenses...................................    14,404      14,066      28,116      28,474
  Environmental expense recovery................        --      (5,501)       (750)     (5,501)
  Restructuring charges.........................        --       4,386          --       4,386
                                                  --------    --------    --------    --------
  Total operating costs and expenses............   127,634     113,716     247,897     236,163
                                                  --------    --------    --------    --------
Operating income (loss).........................     4,574       2,336       8,363      (2,298)
Other income (expense):
  Other income (expense), net...................     5,335         (27)      5,350           5
  Interest expense, net.........................    (2,777)     (2,894)     (5,349)     (5,860)
                                                  --------    --------    --------    --------
Income (loss) before income tax provision and
  minority interest.............................     7,132        (585)      8,364      (8,153)
Income tax provision............................     1,875       1,769       3,491       2,745
                                                  --------    --------    --------    --------
Income (loss) before minority interest..........     5,257      (2,354)      4,873     (10,898)
Minority interest...............................        28          --          57          --
                                                  --------    --------    --------    --------
Net income (loss)...............................     5,285      (2,354)      4,930     (10,898)
Other comprehensive loss:
  Foreign currency translation adjustment.......    (2,428)       (737)     (3,126)     (2,421)
                                                  --------    --------    --------    --------
  Comprehensive income (loss)...................  $  2,857    $ (3,091)   $  1,804    $(13,319)
                                                  ========    ========    ========    ========

      See notes to condensed unaudited consolidated financial statements.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               JULY 31,      JANUARY 31,
                                                                 2000           2000
                                                              -----------    -----------
                                                              (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents.................................   $ 46,788       $ 58,611
  Accounts and notes receivable, net........................     79,553         68,480
  Inventories...............................................     89,527         80,653
  Other current assets......................................     15,141         10,369
                                                               --------       --------
     Total current assets...................................    231,009        218,113
Property, plant and equipment, net..........................     59,325         52,545
Other assets................................................     19,160         22,993
                                                               --------       --------
     Total..................................................   $309,494       $293,651
                                                               ========       ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt and current portion of long-term debt.....   $ 11,981       $  1,932
  Trade payables............................................     44,996         48,792
  Accrued expenses..........................................     30,632         30,213
  Other current liabilities.................................      4,524          1,306
                                                               --------       --------
     Total current liabilities..............................     92,133         82,243
                                                               --------       --------
Long-term Liabilities:
  Long-term debt............................................    115,275        109,062
  Accrued pension liabilities...............................     34,162         35,890
  Environmental liabilities, net............................     30,541         31,819
  Other liabilities.........................................      5,942          6,220
                                                               --------       --------
     Total long-term liabilities............................    185,920        182,991
                                                               --------       --------
     Total liabilities......................................    278,053        265,234
                                                               --------       --------
Minority Interest...........................................        819            (24)
Shareholder's Equity:
  Common stock..............................................         50             50
  Additional paid-in capital................................     46,558         46,181
  Accumulated other comprehensive loss......................     (5,029)        (1,903)
  Retained deficit..........................................    (10,957)       (15,887)
                                                               --------       --------
     Total shareholder's equity.............................     30,622         28,441
                                                               --------       --------
     Total..................................................   $309,494       $293,651
                                                               ========       ========

      See notes to condensed unaudited consolidated financial statements.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

          CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                               TWO QUARTERS ENDED
                                                                    JULY 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $  4,930    $(10,898)
Adjustments to reconcile net income (loss) to net cash (used
  in) provided by operating activities:
  Depreciation and amortization.............................     4,156       3,990
  (Gain) loss on sale of assets.............................    (5,133)          3
  Deferred income taxes.....................................     1,354       1,100
  Provision for restructuring costs.........................        --       4,386
  Other, net................................................     4,914       3,773
                                                              --------    --------
     Total..................................................    10,221       2,354
Change in operating assets and liabilities:
  Increase in trade receivables.............................   (10,335)     (7,664)
  (Increase) decrease in inventories........................    (8,336)     16,680
  Increase in other current assets..........................    (4,617)     (2,229)
  Increase in trade payables and accrued expenses...........     3,546      13,316
  Restructuring payments....................................    (1,431)         --
  Environmental payments....................................    (1,014)     (1,817)
  Other assets and liabilities, net.........................    (7,593)     (7,389)
                                                              --------    --------
     Net cash (used in) provided by operating activities....   (19,559)     13,251
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment................    (8,735)     (5,089)
  Proceeds from asset sales.................................     8,354          35
  Acquisitions, net of cash.................................    (9,392)         --
  Other, net................................................        41          63
                                                              --------    --------
     Net cash used in investing activities..................    (9,732)     (4,991)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings.................................     9,882         117
  Proceeds (repayment) of long-term debt....................     7,362        (524)
  Minority interest contribution............................       676          --
                                                              --------    --------
     Net cash provided by (used in) financing activities....    17,920        (407)
                                                              --------    --------
Effects of exchange rate changes on cash and cash
  equivalents...............................................      (452)       (589)
                                                              --------    --------
Net (decrease) increase in cash and cash equivalents........   (11,823)      7,264
Cash and cash equivalents -- beginning of period............    58,611      37,293
                                                              --------    --------
Cash and cash equivalents -- end of period..................  $ 46,788    $ 44,557
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

     Metallurg, Inc. reports the results of its operating subsidiaries on a one-month lag. Accordingly, the two quarters ended July 31, 2000 and 1999 include operating results of Metallurg, Inc., the parent holding company, for the six months ended July 31, 2000 and 1999 and worldwide operating results for the six months ended June 30, 2000 and 1999. Balance sheet data at July 31, 2000 reflect the financial position of Metallurg, Inc. at July 31, 2000 and of its subsidiaries at June 30, 2000. Balance sheet data at January 31, 2000 reflect the financial position of Metallurg, Inc. at January 31, 2000 and of its subsidiaries at December 31, 1999.

     Amounts reflected in the 1999 condensed statement of consolidated cash flows have been reclassed to conform to the current period's disclosure.

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

     Gesellschaft fur Elektrometallurgie mbH and its subsidiaries (collectively, "GfE") -- This unit is comprised of two production facilities and a sales office in Germany. The Nuremberg plant manufactures and sells a wide variety of specialty products, including vanadium based chemicals and sophisticated metals, alloys

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

2. SEGMENTS AND RELATED INFORMATION -- (CONTINUED) and powders used in the titanium, superalloy, electronics, steel, biomedical and optics industries. The Morsdorf plant produces medical prostheses, implants and surgical instruments for orthopedic applications.

     Elektrowerk Weisweiler GmbH ("EWW") -- This production unit, also located in Germany, produces various grades of low carbon ferrochrome used in the superalloy, welding and steel industries.

     In addition to their manufacturing operations, Shieldalloy, LSM and GfE import and distribute complementary products manufactured by affiliates and third parties.

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

                                                                                             INTERSEGMENT   CONSOLIDATED
                                       SHIELDALLOY     LSM       GFE       EWW      OTHER    ELIMINATIONS      TOTALS
                                       -----------   -------   -------   -------   -------   ------------   ------------
QUARTER ENDED JULY 31, 2000
Revenues from external customers.....    $31,824     $34,924   $22,432   $ 3,443   $39,585                    $132,208
Intergroup revenues..................      1,251      12,705     3,558     6,301     7,877     $(31,692)            --
Income tax provision.................        390         369       250       505       361           --          1,875
Net income...........................        576       1,082        50       315    12,153       (8,891)         5,285
QUARTER ENDED JULY 31, 1999
Revenues from external customers.....    $27,706     $26,500   $16,593   $ 2,958   $42,295                    $116,052
Intergroup revenues..................      1,039       9,628     4,370     5,114     9,955     $(30,106)            --
Income tax provision (benefit).......      2,235         251       131       223    (1,071)          --          1,769
Net income (loss)....................      4,336         858    (4,834)   (1,001)   (2,232)         519         (2,354)
TWO QUARTERS ENDED JULY 31, 2000
Revenues from external customers.....    $59,086     $67,028   $43,525   $ 6,977   $79,644                    $256,260
Intergroup revenues..................      2,024      22,500     6,663    11,808    15,398     $(58,393)            --
Income tax provision.................        882       1,010       373       701       525           --          3,491
Net income (loss)....................      1,284       2,431      (593)      562    12,753      (11,507)         4,930
TWO QUARTERS ENDED JULY 31, 1999
Revenues from external customers.....    $59,418     $53,455   $36,543   $ 6,248   $78,201                    $233,865
Intergroup revenues..................      2,068      18,281     8,022    10,551    21,237     $(60,159)            --
Income tax provision.................        566         507       272       449       951           --          2,745
Net income (loss)....................      1,632       1,244    (5,917)     (777)  (10,425)       3,345        (10,898)

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

3. INVENTORIES

     Inventories, net of reserves, consist of the following (in thousands):

                                                              JULY 31,    JANUARY 31,
                                                                2000         2000
                                                              --------    -----------
Raw materials...............................................  $16,975       $16,222
Work in process.............................................    3,518         3,212
Finished goods..............................................   66,290        57,607
Other.......................................................    2,744         3,612
                                                              -------       -------
  Total.....................................................  $89,527       $80,653
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

     The Securities and Exchange Commission has issued Staff Accounting Bulletin ("SAB") No. 101, which addresses principles of revenue recognition. Metallurg is currently evaluating the impact, if any, SAB No. 101 will have on its financial statements.

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

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

7. SUPPLEMENTAL GUARANTOR INFORMATION -- (CONTINUED)
          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                      FOR THE QUARTER ENDED JULY 31, 2000
                                 (IN THOUSANDS)

                                     METALLURG, INC.     COMBINED       COMBINED
                                        ("PARENT        GUARANTOR     NON-GUARANTOR
                                        COMPANY")      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     ---------------   ------------   -------------   ------------   ------------
Total revenues.....................                      $41,923        $110,297        $(20,012)      $132,208
                                                         -------        --------        --------       --------
Operating costs and expenses:
  Cost of sales....................                       37,190          95,976         (19,936)       113,230
  Selling, general and
     administrative expenses.......      $ 1,731           3,045           9,628              --         14,404
                                         -------         -------        --------        --------       --------
  Total operating costs and
     expenses......................        1,731          40,235         105,604         (19,936)       127,634
                                         -------         -------        --------        --------       --------
Operating (loss) income............       (1,731)          1,688           4,693             (76)         4,574
Other income (expense):
  Other income, net................           --           5,128             207              --          5,335
  Interest (expense) income, net...       (2,332)            291            (736)             --         (2,777)
  Equity in earnings of
     subsidiaries..................        8,815           2,126              --         (10,941)            --
                                         -------         -------        --------        --------       --------
Income before income tax (benefit)
  provision and minority
  interest.........................        4,752           9,233           4,164         (11,017)         7,132
Income tax (benefit) provision.....         (533)            789           1,619              --          1,875
                                         -------         -------        --------        --------       --------
Income before minority interest....        5,285           8,444           2,545         (11,017)         5,257
Minority interest..................           --              --              28              --             28
                                         -------         -------        --------        --------       --------
Net income.........................        5,285           8,444           2,573         (11,017)         5,285
Other comprehensive loss:
  Foreign currency translation
     adjustment....................       (2,428)         (2,418)         (2,428)          4,846         (2,428)
                                         -------         -------        --------        --------       --------
  Comprehensive income.............      $ 2,857         $ 6,026        $    145        $ (6,171)      $  2,857
                                         =======         =======        ========        ========       ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

7. SUPPLEMENTAL GUARANTOR INFORMATION -- (CONTINUED)
          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                    FOR THE TWO QUARTERS ENDED JULY 31, 2000
                                 (IN THOUSANDS)

                                     METALLURG, INC.     COMBINED       COMBINED
                                        ("PARENT        GUARANTOR     NON-GUARANTOR
                                        COMPANY")      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     ---------------   ------------   -------------   ------------   ------------
Total revenues.....................                      $76,878        $216,683        $(37,301)      $256,260
                                                         -------        --------        --------       --------
Operating costs and expenses:
  Cost of sales....................                       69,031         188,965         (37,465)       220,531
  Selling, general and
     administrative expenses.......      $ 3,066           5,656          19,394              --         28,116
  Environmental expense recovery...           --            (750)             --              --           (750)
                                         -------         -------        --------        --------       --------
  Total operating costs and
     expenses......................        3,066          73,937         208,359         (37,465)       247,897
                                         -------         -------        --------        --------       --------
Operating (loss) income............       (3,066)          2,941           8,324             164          8,363
Other (expense) income:
  Other (expense) income, net......           (4)          5,128             226              --          5,350
  Interest (expense) income, net...       (4,664)            453          (1,138)             --         (5,349)
  Equity in earnings of
     subsidiaries..................       11,671           3,834              --         (15,505)            --
                                         -------         -------        --------        --------       --------
Income before income tax provision
  and minority interest............        3,937          12,356           7,412         (15,341)         8,364
Income tax (benefit) provision.....         (993)          1,368           3,116              --          3,491
                                         -------         -------        --------        --------       --------
Income before minority interest....        4,930          10,988           4,296         (15,341)         4,873
Minority interest..................           --              --              57              --             57
                                         -------         -------        --------        --------       --------
Net income.........................        4,930          10,988           4,353         (15,341)         4,930
Other comprehensive loss:
  Foreign currency translation
     adjustment....................       (3,126)         (2,595)         (3,126)          5,721         (3,126)
                                         -------         -------        --------        --------       --------
  Comprehensive income.............      $ 1,804         $ 8,393        $  1,227        $ (9,620)      $  1,804
                                         =======         =======        ========        ========       ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

7. SUPPLEMENTAL GUARANTOR INFORMATION -- (CONTINUED)
       CONDENSED CONSOLIDATING BALANCE SHEET AT JULY 31, 2000 (UNAUDITED)
                                 (IN THOUSANDS)

                                     METALLURG, INC.     COMBINED       COMBINED
                                        ("PARENT        GUARANTOR     NON-GUARANTOR
                                        COMPANY")      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     ---------------   ------------   -------------   ------------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents........     $ 43,608         $    931       $ 13,776       $ (11,527)      $ 46,788
  Accounts, notes and loans
     receivable, net...............       13,415           28,640         67,166         (29,668)        79,553
  Inventories......................           --           32,092         59,066          (1,631)        89,527
  Other current assets.............        3,046              696         11,981            (582)        15,141
                                        --------         --------       --------       ---------       --------
     Total current assets..........       60,069           62,359        151,989         (43,408)       231,009
Investments -- intergroup..........       87,146           50,174             --        (137,320)            --
Property, plant and equipment,
  net..............................          874           12,405         46,046              --         59,325
Other assets.......................        7,371           17,466         15,342         (21,019)        19,060
                                        --------         --------       --------       ---------       --------
     Total.........................     $155,460         $142,404       $213,377       $(201,747)      $309,494
                                        ========         ========       ========       =========       ========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt and current
     portion of long-term debt.....                                     $ 23,508       $ (11,527)      $ 11,981
  Trade payables...................     $  2,558         $ 26,301         45,809         (29,672)        44,996
  Accrued expenses.................        3,836           10,162         16,634              --         30,632
  Other current liabilities........           --              582          4,524            (582)         4,524
                                        --------         --------       --------       ---------       --------
     Total current liabilities.....        6,394           37,045         90,475         (41,781)        92,133
                                        --------         --------       --------       ---------       --------
Long-term Liabilities:
  Long-term debt...................      100,000               --         15,275              --        115,275
  Accrued pension liabilities......           81            1,700         32,381              --         34,162
  Environmental liabilities, net...           --           28,960          1,581              --         30,541
  Other liabilities................       18,363               --          8,595         (21,016)         5,942
                                        --------         --------       --------       ---------       --------
     Total long-term liabilities...      118,444           30,660         57,832         (21,016)       185,920
                                        --------         --------       --------       ---------       --------
     Total liabilities.............      124,838           67,705        148,307         (62,797)       278,053
                                        --------         --------       --------       ---------       --------
Minority Interest..................           --               --            819              --            819
                                        --------         --------       --------       ---------       --------
Shareholder's Equity:
  Common stock.....................           50            1,227         52,191         (53,418)            50
  Additional paid-in capital.......       46,558           94,460         11,927        (106,387)        46,558
  Accumulated other comprehensive
     (loss) income.................       (5,029)          (3,272)        16,706         (13,434)        (5,029)
  Retained deficit.................      (10,957)         (17,716)       (16,573)         34,289        (10,957)
                                        --------         --------       --------       ---------       --------
     Total shareholder's equity....       30,622           74,699         64,251        (138,950)        30,622
                                        --------         --------       --------       ---------       --------
     Total.........................     $155,460         $142,404       $213,377       $(201,747)      $309,494
                                        ========         ========       ========       =========       ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

7. SUPPLEMENTAL GUARANTOR INFORMATION -- (CONTINUED)
          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                    FOR THE TWO QUARTERS ENDED JULY 31, 2000
                                 (IN THOUSANDS)

                                     METALLURG, INC.     COMBINED       COMBINED
                                        ("PARENT        GUARANTOR     NON-GUARANTOR
                                        COMPANY")      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     ---------------   ------------   -------------   ------------   ------------
NET CASH FLOWS FROM OPERATING
  ACTIVITIES.......................      $(3,001)        $(3,439)       $(11,524)       $ (1,595)      $(19,559)
                                         -------         -------        --------        --------       --------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property, plant and
     equipment.....................          (44)         (2,371)         (6,320)             --         (8,735)
  Proceeds from asset sales........           30           8,277              47              --          8,354
  Other, net.......................           41              --          (9,392)             --         (9,351)
                                         -------         -------        --------        --------       --------
Net cash provided by (used in)
  investing activities.............           27           5,906         (15,665)             --         (9,732)
                                         -------         -------        --------        --------       --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Intergroup borrowings
     (repayments)..................          565          (2,100)           (709)          2,244             --
  Net short-term borrowings........           --              --          12,909          (3,027)         9,882
  Proceeds from long-term debt.....           --              --           7,362              --          7,362
  Minority interest contribution...           --              --             676              --            676
  Intergroup dividends.............          590              --            (590)             --             --
                                         -------         -------        --------        --------       --------
Net cash provided by (used in)
  financing activities.............        1,155          (2,100)         19,648            (783)        17,920
                                         -------         -------        --------        --------       --------
Effects of exchange rate changes on
  cash and cash equivalents........           --              --            (452)             --           (452)
                                         -------         -------        --------        --------       --------
Net (decrease) increase in cash and
  cash equivalents.................       (1,819)            367          (7,993)         (2,378)       (11,823)
Cash and cash equivalents --
  beginning of period..............       45,427             564          21,769          (9,149)        58,611
                                         -------         -------        --------        --------       --------
Cash and cash equivalents -- end of
  period...........................      $43,608         $   931        $ 13,776        $(11,527)      $ 46,788
                                         =======         =======        ========        ========       ========

8. INVESTMENTS

     On March 31, 2000, LSM acquired the business of Hydelko KS ("Hydelko"), a Norwegian producer of master alloys for the aluminum industry, for approximately $9.0 million.

     During April 2000, a subsidiary of Metallurg, Inc. completed the sale of its minority interest in Solikamsk Magnesium Works ("SMW"), a Russian magnesium metal producer, for proceeds of approximately $8.3 million and a pre-tax gain on sale of approximately $5.1 million.

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

     Steel production volume continued to improve in the U.S. and throughout the rest of the world. U.S. steel output increased further during the second quarter, although softness developed at the end of the quarter and has continued through the summer. Worldwide, crude steel production has increased more than 10% compared to last year. Worldwide stainless steel output continued to grow in a recovery that started in mid-1999. The superalloy industry continued to improve as its customers met demand for the construction of land-based turbines with Metallurg seeing improved demand for its chromium and related products. Although the outlook for the aerospace sector is stable, sales to the superalloy and titanium alloy industries for that sector began to show signs of improvement as excess inventories built in prior years are expected to be substantially reduced by the end of 2000, especially in Europe and Asia. Steady worldwide growth in the aluminum industry continued. Volumes of products supplied to the aluminum industry have continued to increase and the acquisition of the business of Hydelko, a Norwegian producer of master alloys for the aluminum industry, has increased the company's worldwide market share and production capabilities.

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

RESULTS OF OPERATIONS -- THE QUARTER ENDED JULY 31, 2000 COMPARED TO THE QUARTER ENDED JULY 31, 1999

                                                                                             INTERSEGMENT   CONSOLIDATED
                                       SHIELDALLOY     LSM       GFE       EWW      OTHER    ELIMINATIONS      TOTALS
                                       -----------   -------   -------   -------   -------   ------------   ------------
QUARTER ENDED JULY 31, 2000
Total revenues.......................    $33,075     $47,629   $25,990   $ 9,744   $47,462     $(31,692)      $132,208
Gross margins........................      3,465       4,492     4,318     1,310     5,469          (76)        18,978
Operating income.....................        691       1,650       613       812       884          (76)         4,574
Interest income (expense), net.......        275        (374)     (360)        8    (2,326)          --         (2,777)
Income tax provision.................        390         369       250       505       361           --          1,875
Net income...........................        576       1,082        50       315    12,153       (8,891)         5,285
QUARTER ENDED JULY 31, 1999
Total revenues.......................    $28,745     $36,128   $20,963   $ 8,072   $52,250     $(30,106)      $116,052
Gross margins........................      2,430       4,315     2,081       911     4,890          660         15,287
Environmental expense recovery.......     (5,501)         --        --        --        --           --         (5,501)
Restructuring charges................         --          --     3,385     1,001        --           --          4,386
Operating income (loss)..............      6,023       1,101    (4,738)     (733)       23          660          2,336
Interest income (expense), net.......        564           8      (278)      (45)   (3,143)          --         (2,894)
Income tax provision (benefit).......      2,235         251       131       223    (1,071)          --          1,769
Net income (loss)....................      4,336         858    (4,834)   (1,001)   (2,232)         519         (2,354)

  Total Revenues

     Shieldalloy revenues were $4.3 million (15%) above the second quarter of 1999 due primarily to increased sales volumes of products supplied to the steel industry in the quarter ended July 31, 2000. LSM revenues were $11.5 million (32%) above the second quarter of 1999. Approximately one-half of this increase was due to the Hydelko acquisition in March 2000. In addition, aluminum powder sales volumes and ferrotitanium selling prices increased in the second quarter of 2000. GfE revenues were $5.0 million (24%) above 1999 due primarily to higher selling prices of nickel-based products and increased sales volumes of columbium and vanadium based products. EWW revenues were $1.7 million (21%) above the second quarter of 1999 due to increased sales volumes of low carbon ferrochrome.

  Gross Margins

     Gross margins increased from $15.3 million in the quarter ended July 31, 1999 to $19.0 million in the quarter ended July 31, 2000, an increase of 24%, due principally to improved profitability in vanadium products, low carbon ferrochrome and tantalum products. Increased production volumes and lower production costs resulting from restructuring activities implemented in the second half of 1999 also contributed to the improved gross margins.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A") increased from $14.1 million in the quarter ended July 31, 1999 to $14.4 million in the quarter ended July 31, 2000. Reduced compensation costs following reductions in staffing were offset by increased outside professional fee expenses. For the quarter ended July 31, 2000, SG&A represented 10.9% of Metallurg's sales compared to 12.1% for the quarter ended July 31, 1999.

  Operating Income

     Operating income of $4.6 million in the quarter ended July 31, 2000 reflects a significant improvement as compared to $2.3 million in the quarter ended July 31, 1999, due primarily to the increase in gross margins, discussed above. Additionally, 1999 included income of $5.5 million relating to an environmental expense recovery and $4.4 million of restructuring charges relating to Metallurg's German operations.

  Interest Expense, Net

     Interest expense, net, is as follows (in thousands):

                                                                QUARTER ENDED
                                                                   JULY 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Interest income.............................................  $   883    $   995
Interest expense............................................   (3,660)    (3,889)
                                                              -------    -------
  Interest expense, net.....................................  $(2,777)   $(2,894)
                                                              =======    =======

  Income Tax Provision

     Income tax provision, net of tax benefits, is as follows (in thousands):

                                                               QUARTER ENDED
                                                                  JULY 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
Total current...............................................  $1,093    $1,249
Total deferred..............................................     782       520
                                                              ------    ------
  Income tax provision, net.................................  $1,875    $1,769
                                                              ======    ======

     The differences between the statutory Federal income tax rate and the Company's effective rate result primarily because of: (i) the excess of foreign tax rates over the statutory Federal income tax rate; (ii) certain deductible temporary differences which, in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance;
(iii) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized approximating $0.5 million in the quarter ended July 31, 2000; and (iv) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital" approximating $0.2 million in the quarter ended July 31, 2000. The deferred tax expenses referred to in items (iii) and (iv) above will not result in cash payments in future periods.

  Net Income

     Metallurg recognized net income of $5.3 million for the quarter ended July 31, 2000 compared to a net loss of $2.4 million for the quarter ended July 31, 1999. The improvement in 2000 resulted primarily from increased gross margins and a pre-tax gain of approximately $5.1 million upon the sale of a minority interest in SMW, a Russian magnesium metal producer.

RESULTS OF OPERATIONS -- THE TWO QUARTERS ENDED JULY 31, 2000 COMPARED TO THE TWO QUARTERS ENDED JULY 31, 1999

                                                                                          INTERSEGMENT   CONSOLIDATED
                                   SHIELDALLOY     LSM       GFE       EWW      OTHER     ELIMINATIONS      TOTALS
                                   -----------   -------   -------   -------   --------   ------------   ------------
TWO QUARTERS ENDED JULY 31, 2000
Total revenues...................    $61,110     $89,528   $50,188   $18,785   $ 95,042     $(58,393)      $256,260
Gross margins....................      5,933       9,491     7,675     2,369     10,097          164         35,729
Environmental expense recovery...       (750)         --        --        --         --           --           (750)
Operating income.................      1,599       3,725       367     1,250      1,258          164          8,363
Interest income (expense), net...        567        (454)     (663)       13     (4,812)          --         (5,349)
Income tax provision.............        882       1,010       373       701        525           --          3,491
Net income (loss)................      1,284       2,431      (593)      562     12,753      (11,507)         4,930

TWO QUARTERS ENDED JULY 31, 1999
Total revenues...................    $61,486     $71,736   $44,565   $16,799   $ 99,438     $(60,159)      $233,865
Gross margins....................       (205)      8,295     4,679     2,125      9,667          500         25,061
Environmental expense Recovery...     (5,501)         --        --        --         --           --         (5,501)
Restructuring charges............         --          --     3,385     1,001         --           --          4,386
Operating income (loss)..........      1,215       1,735    (5,604)     (244)       100          500         (2,298)
Interest income (expense), net...        992          16      (555)      (84)    (6,229)          --         (5,860)
Income tax provision.............        566         507       272       449        951           --          2,745
Net income (loss)................      1,632       1,244    (5,917)     (777)   (10,425)       3,345        (10,898)

  Total Revenues

     Shieldalloy revenues were virtually unchanged in the current year from the first two quarters of 1999. Increased sales volumes of ferrocolumbium were offset by lower sales volumes of ferrosilicon and lower selling prices of chromium metal and low carbon ferrochrome. LSM revenues were $17.8 million (25%) above the first two quarters of 1999. Approximately $5.5 million of the increase resulted from the acquisition of Hydelko on March 31, 2000. In addition, aluminum powder sales volumes and ferrotitanium selling prices increased in 2000. GfE revenues were $5.6 million (13%) above 1999 due primarily to increased selling prices of nickel-based products and increased sales volumes of columbium and vanadium based products. EWW revenues were $2.0 million (12%) higher in the current year than in the first two quarters of 1999 due primarily to increased sales volumes of low carbon ferrochrome.

  Gross Margins

     Gross margins increased from $25.1 million in the two quarters ended July 31, 1999 to $35.7 million in the two quarters ended July 31, 2000, an increase of 43%, due principally to improved profitability in ferrovanadium, low carbon ferrochrome and tantalum products. In the first quarter of 1999, Shieldalloy recognized a lower of cost or market adjustment of $3.6 million related to ferrovanadium. Increased production volumes and lower production costs resulting from restructuring activities implemented in the second half of 1999 also contributed to the increased gross margins in the current year.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A") decreased from $28.5 million in the two quarters ended July 31, 1999 to $28.1 million in the two quarters ended July 31, 2000. Reduced compensation costs following reductions in staffing were partially offset by increased outside professional fee expenses. For the two quarters ended July 31, 2000, SG&A represented 11.0% of Metallurg's sales compared to 12.2% for the two quarters ended July 31, 1999.

  Operating Income

     Operating income of $8.4 million in the two quarters ended July 31, 2000 reflects a significant improvement as compared to a loss of $2.3 million in the two quarters ended July 31, 1999, due primarily to the increase in gross margins, discussed above.

  Interest Expense, Net

     Interest expense, net, is as follows (in thousands):

                                                              TWO QUARTERS ENDED
                                                                   JULY 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Interest income.............................................  $ 1,663    $ 1,487
Interest expense............................................   (7,012)    (7,347)
                                                              -------    -------
  Interest expense, net.....................................  $(5,349)   $(5,860)
                                                              =======    =======

  Income Tax Provision

     Income tax provision, net of tax benefits, is as follows (in thousands):

                                                              TWO QUARTERS ENDED
                                                                   JULY 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Total current...............................................  $2,137     $1,645
Total deferred..............................................   1,354      1,100
                                                              ------     ------
  Income tax provision, net.................................  $3,491     $2,745
                                                              ======     ======

     The differences between the statutory Federal income tax rate and the Company's effective rate result primarily because of: (i) the excess of foreign tax rates over the statutory Federal income tax rate; (ii) certain deductible temporary differences which, in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance;
(iii) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized approximating $0.7 million in the two quarters ended July 31, 2000; and (iv) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital" approximating $0.4 million in the two quarters ended July 31, 2000. The deferred tax expenses referred to in items (iii) and (iv) above will not result in cash payments in future periods.

  Net Income

     Metallurg recognized net income of $4.9 million for the two quarters ended July 31, 2000 compared to a net loss of $10.9 million for the two quarters ended July 31, 1999. The improvement in 2000 resulted primarily from increased gross margins and the gain on sale of SMW.

LIQUIDITY AND FINANCIAL RESOURCES

  General

     Metallurg's sources of liquidity include cash from operations and amounts available under credit facilities. In addition, Metallurg had $46.8 million of cash and cash equivalents at July 31, 2000. Metallurg believes that these sources, together with cash and cash equivalents at July 31, 2000, are sufficient to fund current and anticipated future requirements through at least January 31, 2001.

     At July 31, 2000, Metallurg had working capital of $138.9 million, as compared to $135.9 million at January 31, 2000. For the first two quarters of 2000, Metallurg's use of $19.6 million in cash for operations resulted primarily from the increase in trade receivables and inventory. In April 2000, Metallurg, Inc. received cash proceeds of $8.3 million upon the sale of a minority interest in SMW owned by one of Metallurg, Inc.'s operating subsidiaries. On March 31, 2000 LSM acquired the business of Hydelko for approximately $9.0 million. LSM utilized exiting cash balances and loan facilities to effect the purchase.

  Credit Facilities and Other Financing Arrangements

     Metallurg has a credit facility with certain institutions led by Fleet National Bank as agent (the "Revolving Credit Facility") which provides Metallurg, Inc., Shieldalloy and certain of their subsidiaries with up to $50.0 million of financing resources, including a German subfacility (as discussed below). Interest is charged at a rate per annum equal to (i) LIBOR plus
2.0% - 2.5% or (ii) Prime plus up to 1%, based on the performance of Metallurg, Inc. and certain of its subsidiaries. The Revolving Credit Facility permits borrowings of up to $50.0 million for working capital requirements and general corporate purposes, up to $35.0 million of which may be used for letters of credit in the U.S. As part of the Revolving Credit Facility, Fleet National Bank, through its London office, makes available up to DM 20.5 million (approximately $10.0 million) of financing to certain of Metallurg's German subsidiaries, which is guaranteed by Metallurg, Inc. and the other U.S. borrowers under the Revolving Credit Facility. At July 31, 2000, $1.6 million of loans were outstanding in Germany and $23.7 million of letters of credit were outstanding in the U.S.

     In addition, certain foreign subsidiaries of Metallurg have credit facility arrangements with local banking institutions to provide funds for working capital and general corporate purposes. These local credit facilities contain restrictions that vary from company to company. At July 31, 2000, there were $9.2 million of outstanding loans under these local credit facilities.

CAPITAL EXPENDITURES

     Metallurg invested $8.7 million in capital expenditures during the first two quarters of 2000. Capital expenditures are expected to total approximately $25 million in 2000. Although Metallurg has budgeted these items in 2000, some projects remain contingent on senior management approval and the actual timing of expenditures may extend into 2001. Metallurg believes that these projects will be funded through internally generated cash, borrowings under the Revolving Credit Facility and local credit lines.

ENVIRONMENTAL REMEDIATION COSTS

     American Institute of Certified Public Accountants' Statement of
Position 96-1, "Environmental Remediation Liabilities", states that losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the first half of 2000, Metallurg expended $1.0 million for environmental remediation.

     In 1997, Shieldalloy entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, Shieldalloy has agreed to perform environmental remediation which, as of July 31, 2000, had a remaining estimated cost of completion of $34.0 million. Of this amount, an immaterial amount is expected to be expended in the second half of 2000, $5.6 million in 2001 and $8.4 million in 2002. In addition, Metallurg estimates it will make expenditures of $3.3 million with respect to environmental remediation at its foreign facilities. Of this amount, approximately $0.3 million is expected to be expended in the second half of 2000 and $0.5 million in 2001.

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

                          PART II -- OTHER INFORMATION

                   ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     10.17 Advisory Agreement, dated as of July 1, 2000, by and between Metallurg, Inc. and Safeguard International Management LLC.

     27.   Financial Data Schedule

(b) REPORT ON FORM 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on September 13, 2000 on its behalf by the undersigned thereunto duly authorized.

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