Form 10-Q
period 2000-10-31
METALLURG INC
filed 2000-12-11
CIK 1030992

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

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

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

     The number of shares of common stock, $0.01 par value, issued and outstanding as of December 11, 2000 was 5,000,000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                                     INDEX

                                                              PAGE NO.
                                                              --------
Part I. FINANCIAL INFORMATION:
  Item 1 -- Financial Statements (Unaudited)
     Condensed Statements of Consolidated Operations for the
      Quarter and the Three Quarters Ended October 31, 2000
      and 1999..............................................       3
     Condensed Consolidated Balance Sheets at October 31,
      2000 and January 31, 2000.............................       4
     Condensed Statements of Consolidated Cash Flows for the
      Three Quarters Ended October 31, 2000 and 1999........       5
     Notes to Condensed Unaudited Consolidated Financial
      Statements............................................    6-13
  Item 2 -- Management's Discussion and Analysis of
     Financial Condition and Results of Operations..........   14-19
  Item 3 -- Quantitative and Qualitative Disclosure of
     Market Risk............................................      20

Part II. OTHER INFORMATION:
  Item 6. (a) EXHIBITS......................................      21
  Item 6. (b) REPORTS ON FORM 8-K...........................      21
  Signature Page............................................      22

                        PART I -- FINANCIAL INFORMATION
                         ITEM 1 -- FINANCIAL STATEMENTS

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
          CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                      QUARTERS ENDED           THREE QUARTERS ENDED
                                                       OCTOBER 31,                 OCTOBER 31,
                                                  ----------------------      ----------------------
                                                    2000          1999          2000          1999
                                                  --------      --------      --------      --------
Sales...........................................  $116,983      $113,103      $372,940      $346,679
Commission income...............................       183           155           486           444
                                                  --------      --------      --------      --------
  Total revenues................................   117,166       113,258       373,426       347,123
                                                  --------      --------      --------      --------
Operating costs and expenses:
  Cost of sales.................................   101,697        99,570       322,228       308,374
  Selling, general and administrative
     expenses...................................    13,412        13,656        41,528        42,130
  Environmental expense recovery................        --            --          (750)       (5,501)
  Restructuring charges.........................        --            --            --         4,386
                                                  --------      --------      --------      --------
  Total operating costs and expenses............   115,109       113,226       363,006       349,389
                                                  --------      --------      --------      --------
Operating income (loss).........................     2,057            32        10,420        (2,266)
Other income (expense):
  Other income (expense), net...................       135           (16)        5,485           (11)
  Interest expense, net.........................    (2,499)       (2,298)       (7,848)       (8,158)
                                                  --------      --------      --------      --------
(Loss) income before income tax provision and
  minority interest.............................      (307)       (2,282)        8,057       (10,435)
Income tax provision............................     1,200           743         4,691         3,488
                                                  --------      --------      --------      --------
(Loss) income before minority interest..........    (1,507)       (3,025)        3,366       (13,923)
Minority interest...............................       104            --           161            --
                                                  --------      --------      --------      --------
Net (loss) income...............................    (1,403)       (3,025)        3,527       (13,923)
Other comprehensive (loss) income:
  Foreign currency translation adjustment.......    (1,472)        2,048        (4,598)         (373)
                                                  --------      --------      --------      --------
  Comprehensive loss............................  $ (2,875)     $   (977)     $ (1,071)     $(14,296)
                                                  ========      ========      ========      ========

      See notes to condensed unaudited consolidated financial statements.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              OCTOBER 31,   JANUARY 31,
                                                                 2000          2000
                                                              -----------   -----------
                                                              (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents.................................   $ 29,731      $ 58,611
  Accounts and notes receivable, net........................     69,595        68,480
  Inventories...............................................     91,167        80,653
  Other current assets......................................     13,216        10,369
                                                               --------      --------
     Total current assets...................................    203,709       218,113
Property, plant and equipment, net..........................     59,086        52,545
Other assets................................................     20,461        22,993
                                                               --------      --------
     Total..................................................   $283,256      $293,651
                                                               ========      ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt and current portion of long-term debt.....   $  6,369      $  1,932
  Trade payables............................................     49,041        48,792
  Accrued expenses..........................................     33,779        30,213
  Other current liabilities.................................      2,802         1,306
                                                               --------      --------
     Total current liabilities..............................     91,991        82,243
                                                               --------      --------
Long-term Liabilities:
  Long-term debt............................................    114,340       109,062
  Accrued pension liabilities...............................     31,757        35,890
  Environmental liabilities, net............................     29,844        31,819
  Other liabilities.........................................      6,518         6,220
                                                               --------      --------
     Total long-term liabilities............................    182,459       182,991
                                                               --------      --------
     Total liabilities......................................    274,450       265,234
                                                               --------      --------
Minority Interest...........................................        670           (24)
Shareholder's Equity:
  Common stock..............................................         50            50
  Due from parent company...................................    (19,714)           --
  Additional paid-in capital................................     46,661        46,181
  Accumulated other comprehensive loss......................     (6,501)       (1,903)
  Retained deficit..........................................    (12,360)      (15,887)
                                                               --------      --------
     Total shareholder's equity.............................      8,136        28,441
                                                               --------      --------
     Total..................................................   $283,256      $293,651
                                                               ========      ========

      See notes to condensed unaudited consolidated financial statements.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
          CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                              THREE QUARTERS ENDED
                                                                  OCTOBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $  3,527    $(13,923)
Adjustments to reconcile net income (loss) to net cash (used
  in) provided by operating activities:
  Depreciation and amortization.............................     6,485       6,190
  (Gain) loss on sale of assets.............................    (5,161)         16
  Deferred income taxes.....................................     1,825       1,306
  Provision for restructuring costs.........................        --       4,386
                                                              --------    --------
          Total.............................................     6,676      (2,025)
Change in operating assets and liabilities:
  Increase in trade receivables.............................      (819)     (6,087)
  (Increase) decrease in inventories........................   (12,371)     21,112
  (Increase) decrease in other current assets...............    (3,552)      2,419
  Increase in trade payables and accrued expenses...........     4,486      13,414
  Restructuring payments....................................    (1,510)         --
  Environmental payments....................................    (1,889)     (2,132)
  Other assets and liabilities, net.........................     2,338      (3,290)
                                                              --------    --------
     Net cash (used in) provided by operating activities....    (6,641)     23,411
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment................   (12,356)     (9,373)
  Proceeds from asset sales.................................     8,417          42
  Acquisitions, net of cash.................................   (11,196)         --
  Other, net................................................        62         (61)
                                                              --------    --------
     Net cash used in investing activities..................   (15,073)     (9,392)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings (repayments)....................     5,877      (1,680)
  Proceeds (repayment) of long-term debt....................     6,915        (874)
  Purchase of parent company debt...........................   (19,714)         --
  Minority interest contribution............................       676          --
                                                              --------    --------
     Net cash used in financing activities..................    (6,246)     (2,554)
                                                              --------    --------
Effects of exchange rate changes on cash and cash
  equivalents...............................................      (920)       (333)
                                                              --------    --------
Net (decrease) increase in cash and cash equivalents........   (28,880)     11,132
Cash and cash equivalents -- beginning of period............    58,611      37,293
                                                              --------    --------
Cash and cash equivalents -- end of period..................  $ 29,731    $ 48,425
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

     Metallurg, Inc. reports the results of its operating subsidiaries on a one-month lag. Accordingly, the three quarters ended October 31, 2000 and 1999 include operating results of Metallurg, Inc., the parent holding company, for the nine months ended October 31, 2000 and 1999 and worldwide operating results for the nine months ended September 30, 2000 and 1999. Balance sheet data at October 31, 2000 reflect the financial position of Metallurg, Inc. at October 31, 2000 and of its subsidiaries at September 30, 2000. Balance sheet data at January 31, 2000 reflect the financial position of Metallurg, Inc. at January 31, 2000 and of its subsidiaries at December 31, 1999. See "Note 10. Subsequent Event -- Change in Fiscal Year".

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

     London & Scandinavian Metallurgical Co Limited and its subsidiaries (collectively, "LSM") -- This unit is comprised mainly of three production facilities in the U.K. which manufacture and sell aluminum alloy grain refiners and alloying tablets for the aluminum industry, chromium metal and specialty ferroalloys for the steel and superalloy industries and aluminum powder for various metal powder consuming industries. On March 31, 2000, LSM acquired the business of Hydelko KS ("Hydelko"), a Norwegian producer of master alloys for the aluminum industry.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

2.  SEGMENTS AND RELATED INFORMATION -- (CONTINUED)
     Gesellschaft fur Elektrometallurgie mbH and its subsidiaries (collectively, "GfE") -- This unit is comprised of two production facilities and a sales office in Germany. The Nuremberg plant manufactures and sells a wide variety of specialty products, including vanadium based chemicals and sophisticated metals, alloys and powders used in the titanium, superalloy, electronics, steel, biomedical and optics industries. The Morsdorf plant produces medical prostheses, implants and surgical instruments for orthopedic applications.

     Elektrowerk Weisweiler GmbH ("EWW") -- This production unit, also located in Germany, produces various grades of low carbon ferrochrome used in the superalloy, welding and steel industries.

     In addition to their manufacturing operations, Shieldalloy, LSM and GfE import and distribute complementary products manufactured by affiliates and third parties.

     Summarized financial information concerning Metallurg's reportable segments is shown in the following table (in thousands). Each segment records direct expenses related to its employees and operations. The "Other" column includes corporate related items and results of subsidiaries not meeting the quantitative thresholds as prescribed by applicable accounting rules. Metallurg does not allocate general corporate overhead expenses to operating segments. There have been no material changes in segment assets from the amounts disclosed in the last annual report.

                                                                                                INTERSEGMENT   CONSOLIDATED
                                         SHIELDALLOY     LSM       GFE       EWW      OTHER     ELIMINATIONS      TOTALS
                                         -----------   -------   -------   -------   --------   ------------   ------------
QUARTER ENDED OCTOBER 31, 2000
Revenues from external customers.......    $28,608     $30,647   $19,191   $ 3,023   $ 35,697                    $117,166
Intergroup revenues....................        951       8,649     3,059     4,556      8,467     $(25,682)            --
Income tax (benefit) provision.........       (224)        327        22       146        929           --          1,200
Net (loss) income......................       (314)        391        96       276       (788)      (1,064)        (1,403)
QUARTER ENDED OCTOBER 31, 1999
Revenues from external customers.......    $29,978     $25,685   $16,959   $ 2,779   $ 37,857                    $113,258
Intergroup revenues....................      1,387       7,135     2,252     3,862      6,010     $(20,646)            --
Income tax provision (benefit).........        403        (145)       11      (115)       589           --            743
Net income (loss)......................        598        (340)      290      (116)    (3,316)        (141)        (3,025)

                                                                                                INTERSEGMENT   CONSOLIDATED
                                         SHIELDALLOY     LSM       GFE       EWW      OTHER     ELIMINATIONS      TOTALS
                                         -----------   -------   -------   -------   --------   ------------   ------------
THREE QUARTERS ENDED OCTOBER 31, 2000
Revenues from external customers.......    $87,694     $97,675   $62,716   $10,000   $115,341                    $373,426
Intergroup revenues....................      2,975      31,149     9,722    16,364     23,865     $(84,075)            --
Environmental expense recovery.........       (750)         --        --        --         --           --           (750)
Income tax provision...................        658       1,337       395       847      1,454           --          4,691
Net income (loss)......................        970       2,822      (497)      838     11,965      (12,571)         3,527
THREE QUARTERS ENDED OCTOBER 31, 1999
Revenues from external customers.......    $89,396     $79,140   $53,502   $ 9,027   $116,058                    $347,123
Intergroup revenues....................      3,455      25,416    10,274    14,413     27,247     $(80,805)            --
Environmental expense recovery.........     (5,501)         --        --        --         --           --         (5,501)
Restructuring charges..................         --          --     3,385     1,001         --           --          4,386
Income tax provision...................        969         362       283       334      1,540           --          3,488
Net income (loss)......................      2,230         904    (5,627)     (893)   (13,741)       3,204        (13,923)

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

3.  INVENTORIES

     Inventories, net of reserves, consist of the following (in thousands):

                                                              OCTOBER 31,   JANUARY 31,
                                                                 2000          2000
                                                              -----------   -----------
  Raw materials.............................................    $18,498       $16,222
  Work in process...........................................      3,036         3,212
  Finished goods............................................     66,383        57,607
  Other.....................................................      3,250         3,612
                                                                -------       -------
          Total.............................................    $91,167       $80,653
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

     The Securities and Exchange Commission (the "SEC") has issued Staff Accounting Bulletin ("SAB") No. 101, which addresses principles of revenue recognition. Metallurg is currently evaluating the impact, if any, SAB No. 101 will have on its financial statements for the year ending December 31, 2000.

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

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

7.  SUPPLEMENTAL GUARANTOR INFORMATION -- (CONTINUED)
          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                     FOR THE QUARTER ENDED OCTOBER 31, 2000
                                 (IN THOUSANDS)

                                   METALLURG, INC.     COMBINED       COMBINED
                                      ("PARENT        GUARANTOR     NON-GUARANTOR
                                      COMPANY")      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                   ---------------   ------------   -------------   ------------   ------------
Total revenues...................                      $36,890         $96,233        $(15,957)      $117,166
                                                       -------         -------        --------       --------
Operating costs and expenses:
  Cost of sales..................                       33,746          83,688         (15,737)       101,697
  Selling, general and
     administrative expenses.....      $ 1,599           2,837           8,976              --         13,412
                                       -------         -------         -------        --------       --------
  Total operating costs and
     expenses....................        1,599          36,583          92,664         (15,737)       115,109
                                       -------         -------         -------        --------       --------
Operating (loss) income..........       (1,599)            307           3,569            (220)         2,057
Other income (expense):
  Other income, net..............            5              --             130              --            135
  Interest (expense) income,
     net.........................       (1,926)            205            (778)             --         (2,499)
  Equity in earnings of
     subsidiaries................          844           1,266              --          (2,110)            --
                                       -------         -------         -------        --------       --------
(Loss) income before income tax
  provision and minority
  interest.......................       (2,676)          1,778           2,921          (2,330)          (307)
Income tax (benefit) provision...       (1,273)          1,270           1,203              --          1,200
                                       -------         -------         -------        --------       --------
(Loss) income before minority
  interest.......................       (1,403)            508           1,718          (2,330)        (1,507)
Minority interest................           --              --             104              --            104
                                       -------         -------         -------        --------       --------
Net (loss) income................       (1,403)            508           1,822          (2,330)        (1,403)
Other comprehensive loss:
  Foreign currency translation
     adjustment..................       (1,472)           (683)         (1,472)          2,155         (1,472)
                                       -------         -------         -------        --------       --------
  Comprehensive (loss) income....      $(2,875)        $  (175)        $   350        $   (175)      $ (2,875)
                                       =======         =======         =======        ========       ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

7.  SUPPLEMENTAL GUARANTOR INFORMATION -- (CONTINUED)
          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                 FOR THE THREE QUARTERS ENDED OCTOBER 31, 2000
                                 (IN THOUSANDS)

                                    METALLURG, INC.                          COMBINED
                                       ("PARENT       COMBINED GUARANTOR   NON-GUARANTOR
                                       COMPANY")         SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    ---------------   ------------------   -------------   ------------   ------------
Total revenues....................                         $113,768          $312,916        $(53,258)      $373,426
                                                           --------          --------        --------       --------
Operating costs and expenses:
  Cost of sales...................                          102,777           272,653         (53,202)       322,228
  Selling, general and
     administrative expenses......     $  4,665               8,493            28,370              --         41,528
  Environmental expense
     recovery.....................           --                (750)               --              --           (750)
                                       --------            --------          --------        --------       --------
  Total operating costs and
     expenses.....................        4,665             110,520           301,023         (53,202)       363,006
                                       --------            --------          --------        --------       --------
Operating (loss) income...........       (4,665)              3,248            11,893             (56)        10,420
Other income (expense):
  Other income, net...............            1               5,128               356              --          5,485
  Interest (expense) income,
     net..........................       (6,590)                658            (1,916)             --         (7,848)
  Equity in earnings of
     subsidiaries.................       12,515               5,100                --         (17,615)            --
                                       --------            --------          --------        --------       --------
Income before income tax provision
  and minority interest...........        1,261              14,134            10,333         (17,671)         8,057
Income tax (benefit)
  provision.......................       (2,266)              2,638             4,319              --          4,691
                                       --------            --------          --------        --------       --------
Income before minority interest...        3,527              11,496             6,014         (17,671)         3,366
Minority interest.................           --                  --               161              --            161
                                       --------            --------          --------        --------       --------
Net income........................        3,527              11,496             6,175         (17,671)         3,527
Other comprehensive loss:
  Foreign currency translation
     adjustment...................       (4,598)             (3,278)           (4,598)          7,876         (4,598)
                                       --------            --------          --------        --------       --------
  Comprehensive (loss) income.....     $ (1,071)           $  8,218          $  1,577        $ (9,795)      $ (1,071)
                                       ========            ========          ========        ========       ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

7.  SUPPLEMENTAL GUARANTOR INFORMATION -- (CONTINUED)
     CONDENSED CONSOLIDATING BALANCE SHEET AT OCTOBER 31, 2000 (UNAUDITED)
                                 (IN THOUSANDS)

                                   METALLURG, INC.     COMBINED       COMBINED
                                      ("PARENT        GUARANTOR     NON-GUARANTOR
                                      COMPANY")      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                   ---------------   ------------   -------------   ------------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents......     $ 24,985         $    853       $ 14,949       $ (11,056)      $ 29,731
  Accounts, notes and loans
     receivable, net.............       16,912           23,668         60,829         (31,814)        69,595
  Inventories....................           --           37,086         55,932          (1,851)        91,167
  Other current assets...........        3,761            1,457          9,997          (1,999)        13,216
                                      --------         --------       --------       ---------       --------
     Total current assets........       45,658           63,064        141,707         (46,720)       203,709
Investments -- intergroup........       87,109           50,855             --        (137,964)            --
Property, plant and equipment,
  net............................          829           13,000         45,257              --         59,086
Other assets.....................        7,109           17,451         16,652         (20,751)        20,461
                                      --------         --------       --------       ---------       --------
     Total.......................     $140,705         $144,370       $203,616       $(205,435)      $283,256
                                      ========         ========       ========       =========       ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt and current
     portion of long-term debt...                                     $ 17,425       $ (11,056)      $  6,369
  Trade payables.................     $  7,401         $ 27,291         46,163         (31,814)        49,041
  Accrued expenses...............        6,770           10,129         16,880              --         33,779
  Other current liabilities......           --            1,999          2,802          (1,999)         2,802
                                      --------         --------       --------       ---------       --------
     Total current liabilities...       14,171           39,419         83,270         (44,869)        91,991
                                      --------         --------       --------       ---------       --------
Long-term Liabilities:
  Long-term debt.................      100,000               --         14,340              --        114,340
  Accrued pension liabilities....           35            1,663         30,059              --         31,757
  Environmental liabilities,
     net.........................           --           28,173          1,671              --         29,844
  Other liabilities..............       18,363               --          8,907         (20,752)         6,518
                                      --------         --------       --------       ---------       --------
     Total long-term
       liabilities...............      118,398           29,836         54,977         (20,752)       182,459
                                      --------         --------       --------       ---------       --------
     Total liabilities...........      132,569           69,255        138,247         (65,621)       274,450
                                      --------         --------       --------       ---------       --------
Minority Interest................           --               --            670              --            670
                                      --------         --------       --------       ---------       --------
Shareholder's Equity:
  Common stock...................           50            1,227         52,191         (53,418)            50
  Due from parent company........      (19,714)              --             --              --        (19,714)
  Additional paid-in capital.....       46,661           94,460         11,927        (106,387)        46,661
  Accumulated other comprehensive
     (loss) income...............       (6,501)          (3,955)        15,234         (11,279)        (6,501)
  Retained deficit...............      (12,360)         (16,617)       (14,653)         31,270        (12,360)
                                      --------         --------       --------       ---------       --------
     Total shareholder's
       equity....................        8,136           75,115         64,699        (139,814)         8,136
                                      --------         --------       --------       ---------       --------
     Total.......................     $140,705         $144,370       $203,616       $(205,435)      $283,256
                                      ========         ========       ========       =========       ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

7.  SUPPLEMENTAL GUARANTOR INFORMATION -- (CONTINUED)
          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                 FOR THE THREE QUARTERS ENDED OCTOBER 31, 2000
                                 (IN THOUSANDS)

                                   METALLURG, INC.     COMBINED       COMBINED
                                      ("PARENT        GUARANTOR     NON-GUARANTOR
                                      COMPANY")      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                   ---------------   ------------   -------------   ------------   ------------
NET CASH FLOWS FROM OPERATING
  ACTIVITIES.....................      $(4,888)        $(7,925)       $    169        $  6,003       $(6,641)
                                       -------         -------        --------        --------       -------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property, plant
     and equipment...............          (59)         (3,306)         (8,991)             --       (12,356)
  Proceeds from asset sales......           48           8,277              92              --         8,417
  Acquisitions, net of cash......           --              --         (11,196)             --       (11,196)
  Other, net.....................           62              --              --              --            62
                                       -------         -------        --------        --------       -------
Net cash provided by (used in)
  investing activities...........           51           4,971         (20,095)             --       (15,073)
                                       -------         -------        --------        --------       -------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Intergroup borrowings
     (repayments)................        3,519           3,243            (759)         (6,003)           --
  Net short-term borrowings......           --              --           7,784          (1,907)        5,877
  Proceeds from long-term debt...           --              --           6,915              --         6,915
  Purchase of parent company
     debt........................      (19,714)             --              --              --       (19,714)
  Minority interest
     contribution................           --              --             676              --           676
  Dividends received (paid)......          590              --            (590)             --            --
                                       -------         -------        --------        --------       -------
Net cash (used in) provided by
  financing activities...........      (15,605)          3,243          14,026          (7,910)       (6,246)
                                       -------         -------        --------        --------       -------
Effects of exchange rate changes
  on cash and cash equivalents...           --              --            (920)             --          (920)
                                       -------         -------        --------        --------       -------
Net (decrease) increase in cash
  and cash equivalents...........      (20,442)            289          (6,820)         (1,907)      (28,880)
Cash and cash equivalents --
  beginning of period............       45,427             564          21,769          (9,149)       58,611
                                       -------         -------        --------        --------       -------
Cash and cash equivalents -- end
  of period......................      $24,985         $   853        $ 14,949        $(11,056)      $29,731
                                       =======         =======        ========        ========       =======

8.  INVESTMENTS

     On March 31, 2000, LSM acquired the business of Hydelko, a Norwegian producer of master alloys for the aluminum industry, for approximately $9.0 million.

     During April, 2000, a subsidiary of Metallurg, Inc. completed the sale of its minority interest in Solikamsk Magnesium Works ("SMW"), a Russian magnesium metal producer, for proceeds of approximately $8.3 million resulting in a gain on sale of approximately $5.1 million.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

8.  INVESTMENTS -- (CONTINUED)
     On September 29, 2000, LSM acquired the ferrotitanium business of Willan-Wogen Alloys Limited ("Willan-Wogen"), for approximately $1.7 million.

9.  DUE FROM PARENT COMPANY

     On October 17, 2000, Metallurg, Inc. completed the purchase of approximately $76.1 million in face amount of 12 3/4% Senior Discount Notes due 2008 (the "Senior Discount Notes) of Metallurg Holdings, Inc., its parent company, for approximately $20 million in cash. The Senior Discount Notes were purchased on the open market in several separately negotiated transactions. Consent to the transaction from Metallurg, Inc.'s bank group under its Amended and Restated Loan Agreement, dated October 29, 1999, had been previously obtained. Metallurg, Inc.'s investment in these Senior Discount Notes is recorded as a reduction in equity, as the only significant asset of Metallurg Holdings, Inc. is its investment in Metallurg, Inc.

10.  SUBSEQUENT EVENT -- CHANGE IN FISCAL YEAR

     On November 10, 2000, Metallurg, Inc.'s Board of Directors approved a change in the company's fiscal year-end, from January 31 to December 31, to be effective beginning December 31, 2000. The report on Form 10-K covering the fiscal year ended December 31, 2000 (the transition period) will include the results of Metallurg, Inc., the parent holding company, for the eleven months ended December 31, 2000 and, consistent with current reporting practice, the results of its operating subsidiaries for the twelve month period ended December 31, 2000, and will be filed in accordance with the SEC filing requirements.

     ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Certain matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q may constitute forward-looking statements for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of Metallurg to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Factors which may cause Metallurg's results to be materially different include, but are not limited to, the cyclical nature of Metallurg's business, Metallurg's dependence on foreign customers (particularly customers in Europe), the economic strength of Metallurg's markets generally and particularly the strength of the demand of the aluminum, superalloy, titanium alloy, iron and steel industries in those markets, the accuracy of Metallurg's estimates of the costs of environmental remediation and the extension or expiration of existing anti-dumping duties.

OVERVIEW

     Metallurg is a leading international producer and seller of high quality metal alloys and specialty metals used by manufacturers of aluminum, superalloys, titanium alloys, steel and chemicals and other metal consuming industries. The industries that Metallurg supplies are cyclical.

     Steady growth in the aluminum industry continued throughout much of the world and Metallurg's sales of products continued to increase in Europe, Asia and South America. In recent months, however, U.S. consumption of aluminum has tended to decline such as in the construction and transport sectors, and at the same time, U.S. primary aluminum production has declined in response to higher cost and lower availability of power. As a result, demand for Metallurg's products has weakened in the U.S. The acquisition of Hydelko, a Norwegian producer of master alloys for the aluminum industry has increased Metallurg's worldwide market share and production capability.

     The superalloy industry remained strong as its customers continued to meet heavy U.S. demand for power generation equipment. In addition, the demand for aerospace materials began to gather pace as the excess inventories built up in the late 1990's finally appear to have been substantially consumed. Metallurg has thus seen strong demand for its chromium and related products, and a notable rise in sales of master alloys to the titanium industry, particularly in Europe.

     Worldwide steel production increased steadily over the past 12-18 months, but a slowdown that began in the U.S. in the second quarter of 2000 has gathered pace and spread to many other parts of the world. Sales volume of ferrovanadium in the U.S. remained steady but prices declined due to falling customer demand and stronger pressure from imports.

RESULTS OF OPERATIONS

     Metallurg operates in one significant industry segment, the manufacture and sale of ferrous and non-ferrous metals and alloys. It is organized geographically, having established a worldwide sales network built around the core production facilities in the U.S., the U.K. and Germany.

     Summarized financial information concerning Metallurg's reportable segments is shown in the following table (in thousands). Each segment records direct expenses related to its employees and operations. The "Other" column includes corporate related items and results of subsidiaries not meeting the quantitative thresholds as prescribed by applicable accounting rules. Metallurg does not allocate general corporate overhead expenses to operating segments. There have been no material changes in segment assets from the amounts disclosed in the last annual report.

RESULTS OF OPERATIONS -- THE QUARTER ENDED OCTOBER 31, 2000 COMPARED TO THE QUARTER ENDED
OCTOBER 31, 1999

                                                                                                INTERSEGMENT   CONSOLIDATED
                                           SHIELDALLOY     LSM       GFE      EWW      OTHER    ELIMINATIONS      TOTALS
                                           -----------   -------   -------   ------   -------   ------------   ------------
QUARTER ENDED OCTOBER 31, 2000
Total revenues...........................    $29,559     $39,296   $22,250   $7,579   $44,164     $(25,682)      $117,166
Gross margins............................      1,890       3,862     3,650      844     5,443         (220)        15,469
Operating (loss) income..................       (687)      1,048       341      403     1,172         (220)         2,057
Interest income (expense), net...........        149        (354)     (351)      19    (1,962)          --         (2,499)
Income tax (benefit) provision...........       (224)        327        22      146       929           --          1,200
Net (loss) income........................       (314)        391        96      276      (788)      (1,064)        (1,403)
QUARTER ENDED OCTOBER 31, 1999
Total revenues...........................    $31,365     $32,820   $19,211   $6,641   $43,867     $(20,646)      $113,258
Gross margins............................      2,311       2,889     3,477      314     3,894          803         13,688
Operating income (loss)..................        298        (491)      149     (233)     (494)         803             32
Interest income (expense), net...........        704           6      (177)     (10)   (2,821)          --         (2,298)
Income tax provision (benefit)...........        403        (145)       11     (115)      589           --            743
Net income (loss)........................        598        (340)      290     (116)   (3,316)        (141)        (3,025)

  Total Revenues

     Shieldalloy revenues were $1.8 million (6%) below the third quarter of 1999 due primarily to lower sales volumes of products to the aluminum industry in the quarter ended October 31, 2000. LSM revenues were $6.5 million (20%) above the third quarter of 1999. Approximately one-half of this increase was due to the Hydelko acquisition in March 2000. In addition, nickel boron and aluminum powder sales volumes increased in the third quarter of 2000. GfE revenues were $3.0 million (16%) above 1999 due primarily to higher selling prices of nickel-based and columbium-based products. EWW revenues were $0.9 million (14%) above the third quarter of 1999 due to increased sales volumes of low carbon ferrochrome.

  Gross Margins

     Gross margins increased from $13.7 million (12.1% of total revenues) in the quarter ended October 31, 1999 to $15.5 million (13.2% of total revenues) in the quarter ended October 31, 2000, an increase of 13%, due principally to improved profitability in vanadium products, aluminum powder and tantalum products. Increased production volumes and lower production costs resulting from restructuring activities implemented in the second half of 1999 also contributed to the improved gross margins.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A") decreased from $13.7 million in the quarter ended October 31, 1999 to $13.4 million in the quarter ended October 31, 2000. Reduced compensation costs following reductions in staffing were partially offset by increased outside professional fee expenses. For the quarter ended October 31, 2000, SG&A represented 11.4% of total revenues compared to 12.1% for the quarter ended October 31, 1999.

  Operating Income

     Operating income of $2.1 million in the quarter ended October 31, 2000 reflects a significant improvement as compared to breakeven results for the quarter ended October 31, 1999, due primarily to the increase in gross margins, discussed above.

  Interest Expense, Net

     Interest expense, net, is as follows (in thousands):

                                                            QUARTER ENDED
                                                             OCTOBER 31,
                                                          ------------------
                                                           2000       1999
                                                          -------    -------
Interest income.........................................  $ 1,124    $   788
Interest expense........................................   (3,623)    (3,086)
                                                          -------    -------
     Interest expense, net..............................  $(2,499)   $(2,298)
                                                          =======    =======

  Income Tax Provision

     Income tax provision, net of tax benefits, is as follows (in thousands):

                                                              QUARTER ENDED
                                                               OCTOBER 31,
                                                              --------------
                                                               2000     1999
                                                              ------    ----
Total current...............................................  $  729    $537
Total deferred..............................................     471     206
                                                              ------    ----
     Income tax provision, net..............................  $1,200    $743
                                                              ======    ====

     The differences between the statutory Federal income tax rate and Metallurg's effective rate result primarily because of: (i) the excess of foreign tax rates over the statutory Federal income tax rate; (ii) certain deductible temporary differences which, in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; (iii) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized approximating $0.2 million in the quarter ended October 31, 2000; and
(iv) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital" approximating $0.1 million in the quarter ended October 31, 2000. The deferred tax expenses referred to in items (iii) and (iv) above will not result in cash payments in future periods.

  Net Income

     Metallurg recognized a net loss of $1.4 million for the quarter ended October 31, 2000 compared to a net loss of $3.0 million for the quarter ended October 31, 1999. The improvement in 2000 resulted primarily from increased gross margins, discussed above.

RESULTS OF OPERATIONS -- THE THREE QUARTERS ENDED OCTOBER 31, 2000 COMPARED TO THE THREE QUARTERS ENDED OCTOBER 31, 1999

                                                                                                 INTERSEGMENT   CONSOLIDATED
                                         SHIELDALLOY     LSM        GFE       EWW      OTHER     ELIMINATIONS      TOTALS
                                         -----------   --------   -------   -------   --------   ------------   ------------
THREE QUARTERS ENDED OCTOBER 31, 2000
Total revenues.........................    $90,669     $128,824   $72,438   $26,364   $139,206     $(84,075)      $373,426
Gross margins..........................      7,823       13,353    11,325     3,213     15,540          (56)        51,198
Environmental expense recovery.........       (750)          --        --        --         --           --           (750)
Operating income.......................        912        4,773       708     1,653      2,430          (56)        10,420
Interest income (expense), net.........        716         (808)   (1,014)       32     (6,774)          --         (7,848)
Income tax provision...................        658        1,337       395       847      1,454           --          4,691
Net income (loss)......................        970        2,822      (497)      838     11,965      (12,571)         3,527

                                                                                                 INTERSEGMENT   CONSOLIDATED
                                         SHIELDALLOY     LSM        GFE       EWW      OTHER     ELIMINATIONS      TOTALS
                                         -----------   --------   -------   -------   --------   ------------   ------------
THREE QUARTERS ENDED OCTOBER 31, 1999
Total revenues.........................    $92,851     $104,556   $63,776   $23,440   $143,305     $(80,805)      $347,123
Gross margins..........................      2,106       11,184     8,156     2,439     13,561        1,303         38,749
Environmental expense recovery.........     (5,501)          --        --        --         --           --         (5,501)
Restructuring charges..................         --           --     3,385     1,001         --           --          4,386
Operating income (loss)................      1,513        1,244    (5,455)     (477)      (394)       1,303         (2,266)
Interest income (expense), net.........      1,696           22      (732)      (94)    (9,050)          --         (8,158)
Income tax provision...................        969          362       283       334      1,540           --          3,488
Net income (loss)......................      2,230          904    (5,627)     (893)   (13,741)       3,204        (13,923)

  Total Revenues

     Shieldalloy revenues were $2.2 million (2%) lower than the first three quarters of 1999. Increased sales volumes of columbium alloys were more than offset by lower sales volumes and selling prices of aluminum, silicon and chrome products. LSM revenues were $24.3 million (23%) above the first three quarters of 1999. Approximately $8.8 million of the increase resulted from the acquisition of Hydelko on March 31, 2000. In addition, aluminum powder sales volumes and ferrotitanium selling prices increased in 2000. GfE revenues were $8.7 million (14%) above 1999 due primarily to increased selling prices of nickel-based products and increased sales volumes of columbium-based products. EWW revenues were $2.9 million (12%) higher in the current year than in the first three quarters of 1999 due primarily to increased sales volumes of low carbon ferrochrome.

  Gross Margins

     Gross margins increased from $38.7 million (11.2% of total revenues) in the three quarters ended October 31, 1999 to $51.2 million (13.7% of total revenues) in the three quarters ended October 31, 2000, an increase of 32%, due principally to improved profitability in ferrovanadium, low carbon ferrochrome and tantalum products. In the first quarter of 1999, Shieldalloy recognized a lower of cost or market adjustment of $3.6 million related to ferrovanadium. Increased production volumes and lower production costs resulting from restructuring activities implemented in the second half of 1999 also contributed to the increased gross margins in the current year.

  Selling, General and Administrative Expenses

     SG&A decreased from $42.1 million in the three quarters ended October 31, 1999 to $41.5 million in the three quarters ended October 31, 2000. Reduced compensation costs of over $2 million following reductions in staffing were partially offset by increased outside professional fee expenses. For the three quarters ended October 31, 2000, SG&A represented 11.1% of total revenues compared to 12.1% for the three quarters ended October 31, 1999.

  Operating Income

     Operating income of $10.4 million in the three quarters ended October 31, 2000 reflects a significant improvement as compared to a loss of $2.3 million in the three quarters ended October 31, 1999, due primarily to the increase in gross margins, discussed above. The 2000 results also included an environmental expense recovery of $0.8 million. The 1999 results included a restructuring provision of $4.4 million and an environmental expense recovery of $5.5 million.

  Interest Expense, Net

     Interest expense, net, is as follows (in thousands):

                                                        THREE QUARTERS ENDED
                                                            OCTOBER 31,
                                                        --------------------
                                                          2000        1999
                                                        --------    --------
Interest income.......................................  $  2,787    $  1,999
Interest expense......................................   (10,635)    (10,157)
                                                        --------    --------
     Interest expense, net............................  $ (7,848)   $ (8,158)
                                                        ========    ========

  Income Tax Provision

     Income tax provision, net of tax benefits, is as follows (in thousands):

                                                             THREE QUARTERS
                                                                 ENDED
                                                              OCTOBER 31,
                                                            ----------------
                                                             2000      1999
                                                            ------    ------
Total current.............................................  $2,866    $2,182
Total deferred............................................   1,825     1,306
                                                            ------    ------
     Income tax provision, net............................  $4,691    $3,488
                                                            ======    ======

     The differences between the statutory Federal income tax rate and Metallurg's effective rate result primarily because of: (i) the excess of foreign tax rates over the statutory Federal income tax rate; (ii) certain deductible temporary differences which, in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; (iii) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized approximating $0.9 million in the three quarters ended October 31, 2000; and (iv) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital" approximating $0.5 million in the three quarters ended October 31, 2000. The deferred tax expenses referred to in items (iii) and (iv) above will not result in cash payments in future periods.

  Net Income

     Metallurg recognized net income of $3.5 million for the three quarters ended October 31, 2000 compared to a net loss of $13.9 million for the three quarters ended October 31, 1999. The improvement in 2000 resulted primarily from increased gross margins, discussed above. In addition, the 2000 results included a pre-tax gain of approximately $5.1 million relating to the sale of SMW.

LIQUIDITY AND FINANCIAL RESOURCES

  General

     Metallurg's sources of liquidity include cash from operations and amounts available under credit facilities. In addition, Metallurg had $29.7 million of cash and cash equivalents at October 31, 2000. Metallurg believes that these sources are sufficient to fund current and anticipated future requirements through at least December 31, 2001.

     At October 31, 2000, Metallurg had working capital of $111.7 million, as compared to $135.9 million at January 31, 2000. For the first three quarters of 2000, Metallurg's use of $6.6 million in cash for operations resulted primarily from the increase in inventory and payment of interest on its Senior Notes. In April 2000, Metallurg, Inc. received cash proceeds of $8.3 million upon the sale of a minority interest in SMW owned by one of Metallurg, Inc.'s operating subsidiaries. On March 31, 2000 LSM acquired the business of Hydelko for approximately $9.0 million. On September 29, 2000 LSM acquired the ferrotitanium business of Willan-Wogen for $1.7 million. LSM utilized existing cash balances and loan facilities to effect these purchases.

     On October 17, 2000, Metallurg, Inc. purchased approximately $76.1 million in face amount of Senior Discount Notes of Metallurg Holdings, Inc., its parent company, for approximately $20 million in cash. The Senior Discount Notes were purchased on the open market in several separately negotiated transactions. Consent to the transaction from Metallurg, Inc.'s bank group under its Amended and Restated Loan Agreement, dated October 29, 1999, had been previously obtained. Metallurg, Inc.'s investment in these Senior Discount Notes is recorded as a reduction in equity, as the only significant asset of Metallurg Holdings, Inc. is its investment in Metallurg, Inc.

  Credit Facilities and Other Financing Arrangements

     Metallurg has a credit facility with certain institutions led by Fleet National Bank as agent (the "Revolving Credit Facility") which provides Metallurg, Inc., Shieldalloy and certain of their subsidiaries with up to $50.0 million of financing resources, including a German subfacility (as discussed below). Interest is charged at a rate per annum equal to (i) LIBOR plus
2.0% - 2.5% or (ii) Prime plus up to 1%, based on the performance of Metallurg, Inc. and certain of its subsidiaries. The Revolving Credit Facility permits borrowings of up to $50.0 million for working capital requirements and general corporate purposes, up to $35.0 million of which may be used for letters of credit in the U.S. As part of the Revolving Credit Facility, Fleet National Bank, through its London office, makes available up to DM 20.5 million (approximately $9.2 million) of financing to certain of Metallurg's German subsidiaries, which is guaranteed by Metallurg, Inc. and the other U.S. borrowers under the Revolving Credit Facility. At October 31, 2000, $1.5 million of loans were outstanding in Germany and $24.8 million of letters of credit were outstanding in the U.S.

     In addition, certain foreign subsidiaries of Metallurg have credit facility arrangements with local banking institutions to provide funds for working capital and general corporate purposes. These local credit facilities contain restrictions that vary from company to company. At October 31, 2000, there were $3.8 million of outstanding loans under these local credit facilities.

CAPITAL EXPENDITURES

     Metallurg invested $12.4 million in capital expenditures during the first three quarters of 2000. Capital expenditures are expected to total approximately $25 million over the next five quarters. Although Metallurg has projected these items in 2000 and 2001, some projects remain contingent on appropriate senior management or board of directors approval and the actual timing of expenditures may extend into 2002. Metallurg believes that these projects will be funded through internally generated cash, borrowings under the Revolving Credit Facility and local credit lines.

ENVIRONMENTAL REMEDIATION COSTS

     American Institute of Certified Public Accountants' Statement of Position 96-1, "Environmental Remediation Liabilities", states that losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the first three quarters of 2000, Metallurg expended $1.9 million for environmental remediation.

     In 1997, Shieldalloy entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, Shieldalloy has agreed to perform environmental remediation that, as of October 31, 2000, had a remaining estimated cost of completion of $33.2 million. Of this amount, approximately $0.5 million is expected to be expended in the fourth quarter of 2000, $5.6 million in 2001 and $5.8 million in 2002. In addition, Metallurg estimates it will make expenditures of $3.0 million with respect to environmental remediation at its foreign facilities. Of this amount, no material expenditures are anticipated through 2002.

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

                          PART II -- OTHER INFORMATION

                   ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

         10.  First Amendment to Amended and Restated Loan Agreement
              (dated as of October 29, 1999), dated as of October 11,
              2000, among Metallurg, Inc., Shieldalloy Metallurgical
              Corporation and Metallurg International Resources, Inc. as
              Borrowers, Metallurg Services, Inc., Metallurg Holdings
              Corporation and MIR (China), Inc. as Guarantors, and Fleet
              National Bank (formerly BankBoston, N.A.) as Agent for itself and other financial institutions parties thereto, and the banks named therein.

         27.  Financial Data Schedule

(B) REPORTS ON FORM 8-K:

        Metallurg, Inc. filed Reports on Form 8-K with the SEC on October 26, 2000, reporting its purchase of certain Senior Discount Notes of Metallurg Holdings, its parent, and on November 21, 2000, reporting a change in its fiscal year-end.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on December 11, 2000 on its behalf by the undersigned thereunto duly authorized.

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