Form 10-Q
period 2001-03-31
METALLURG INC
filed 2001-05-14
CIK 1030992

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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
    NEW YORK, NEW YORK 10017                   (Registrant's telephone number,
(Address of principal executive                     including area code)
            offices)



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

    The number of shares of common stock, $0.01 par value, issued and outstanding as of May 14, 2001 was 5,000,000.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                            PAGE NO.
                                                                            --------
Part I   FINANCIAL INFORMATION:

          Item 1 -- Financial Statements (Unaudited)

                Condensed Statements of Consolidated Operations for the
                Quarters Ended  March 31, 2001 and April 30, 2000 .....        2


                Condensed Consolidated Balance Sheets at March 31, 2001
                and December 31, 2000 .................................        3

                Condensed Statements of Consolidated Cash Flows for the
                Quarters Ended March 31, 2001 and April 30, 2000 ......        4


                Notes to Condensed Unaudited Consolidated Financial
                Statements ............................................       5-10

          Item 2 -- Management's Discussion and Analysis of
          Financial Condition and Results of Operations ...............      11-15


          Item 3 -- Quantitative and Qualitative Disclosure of
          Market Risk .................................................       16


Part II  OTHER INFORMATION:

          Item 6 (a) EXHIBITS .........................................       17

          Item 6 (b) REPORTS ON FORM 8-K ..............................       17

          Signature Page ..............................................       18

                         PART I -- FINANCIAL INFORMATION

                         ITEM 1 -- FINANCIAL STATEMENTS

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     QUARTER ENDED
                                                               ------------------------
                                                               MARCH 31,      APRIL 30,
                                                                  2001           2000
                                                               ---------      ---------
Sales ....................................................     $ 135,684      $ 124,882
Commission income ........................................           406            193
                                                               ---------      ---------
  Total revenue ..........................................       136,090        125,075
                                                               ---------      ---------
Operating costs and expenses:
  Cost of sales ..........................................       114,034        108,324
  Selling, general and administrative expenses ...........        14,122         13,712
  Environmental expense recovery .........................          (318)          (750)
                                                               ---------      ---------
  Total operating costs and expenses .....................       127,838        121,286
                                                               ---------      ---------
  Operating income .......................................         8,252          3,789

Other income (expense):
  Other income, net ......................................            57             15
  Interest expense, net ..................................        (3,094)        (2,572)
                                                               ---------      ---------

  Income before income tax provision and minority interest         5,215          1,232
Income tax provision .....................................         2,295          1,616
                                                               ---------      ---------
  Income (loss) before minority interest .................         2,920           (384)
Minority interest ........................................            68             29
                                                               ---------      ---------
  Net income (loss) ......................................         2,988           (355)

Other comprehensive loss:
  Foreign currency translation adjustment ................        (2,825)          (698)
  Deferred loss on derivatives ...........................           (66)            --
                                                               ---------      ---------
  Comprehensive income (loss) ............................     $      97      $  (1,053)
                                                               =========      =========


    See notes to condensed unaudited consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                             MARCH 31,       DECEMBER  31,
                                                                                2001             2000
                                                                             ---------        ---------
                                                                             (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents ...........................................      $  25,089        $  33,402
  Accounts and notes receivable, net ..................................         76,539           69,212
  Inventories .........................................................         94,838           91,176
  Other current assets ................................................         12,317           14,820
                                                                             ---------        ---------
   Total current assets ...............................................        208,783          208,610
Property, plant and equipment, net ....................................         59,233           61,428
Other assets ..........................................................         19,204           20,117
                                                                             ---------        ---------
   Total ..............................................................      $ 287,220        $ 290,155
                                                                             =========        =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt and current portion of long-term debt ...............      $  16,126        $  11,305
  Trade payables ......................................................         42,145           44,985
  Accrued expenses ....................................................         28,482           27,335
  Other current liabilities ...........................................          2,365            4,116
                                                                             ---------        ---------
   Total current liabilities ..........................................         89,118           87,741
                                                                             ---------        ---------

Long-term Liabilities:
  Long-term debt ......................................................        114,323          115,420
  Accrued pension liabilities .........................................         31,048           33,442
  Environmental liabilities, net ......................................         29,464           30,219
  Other liabilities ...................................................          6,398            7,029
                                                                             ---------        ---------
   Total long-term liabilities ........................................        181,233          186,110
                                                                             ---------        ---------
   Total liabilities ..................................................        270,351          273,851
                                                                             ---------        ---------

Minority Interest .....................................................            477              557
                                                                             ---------        ---------

Shareholder's Equity:
  Common stock ........................................................             50               50
  Due from parent company .............................................        (19,714)         (19,714)
  Additional paid-in capital ..........................................         48,214           47,666
  Accumulated other comprehensive loss ................................         (9,382)          (6,491)
  Retained deficit ....................................................         (2,776)          (5,764)
                                                                             ---------        ---------
   Total shareholder's equity .........................................         16,392           15,747
                                                                             ---------        ---------
   Total ..............................................................      $ 287,220        $ 290,155
                                                                             =========        =========


       See notes to condensed unaudited consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                  QUARTER ENDED
                                                                                          -------------------------
                                                                                          MARCH 31,       APRIL 30,
                                                                                             2001            2000
                                                                                           --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..................................................................       $  2,988        $   (355)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization ....................................................          2,640           1,986
  Gain on sale of assets ...........................................................             (4)             (1)
  Deferred income taxes ............................................................            987             572
                                                                                           --------        --------
   Total ...........................................................................          6,611           2,202

Change in operating assets and liabilities:
  Increase in trade receivables ....................................................        (11,689)        (10,705)
  Increase in inventories ..........................................................         (6,694)         (3,408)
  Decrease (increase) in other current assets ......................................          1,508            (997)
  Increase (decrease) in trade payables and accrued expenses .......................            246            (427)
  Restructuring payments ...........................................................             (6)           (411)
  Environmental payments ...........................................................           (528)           (686)
  Other assets and liabilities, net ................................................           (704)          2,471
                                                                                           --------        --------
   Net cash used in operating activities ...........................................        (11,256)        (11,961)
                                                                                           --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment .........................................         (2,546)         (3,377)
Proceeds from asset sales ..........................................................             47           8,349
Acquisitions, net of cash ..........................................................             --          (8,957)
Other, net .........................................................................             28             (37)
                                                                                           --------        --------
   Net cash used in investing activities ...........................................         (2,471)         (4,022)
                                                                                           --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment) proceeds of long-term debt .............................................           (349)          7,432
Net short-term borrowings ..........................................................          6,438           4,253
                                                                                           --------        --------
   Net cash provided by financing activities .......................................          6,089          11,685
                                                                                           --------        --------

Effects of exchange rate changes on cash and cash equivalents ......................           (675)           (117)
                                                                                           --------        --------

Net decrease in cash and cash equivalents ..........................................         (8,313)         (4,415)
Cash and cash equivalents - beginning of period ....................................         33,402          58,611
                                                                                           --------        --------
Cash and cash equivalents - end of period ..........................................       $ 25,089        $ 54,196
                                                                                           ========        ========


       See notes to condensed unaudited consolidated financial statements.

               METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

      NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    The accompanying condensed unaudited consolidated financial statements include the accounts of Metallurg, Inc. and its majority-owned subsidiaries (collectively, "Metallurg"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Accounting Principles Board Opinion No. 28. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2000 was derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

    Metallurg is a wholly owned subsidiary of Metallurg Holdings, Inc. ("Metallurg Holdings") since the acquisition date of July 13, 1998. The financial statements do not reflect the pushdown of purchase accounting adjustments recorded by Metallurg Holdings.

    For further information, see the financial statements and footnotes thereto included in Metallurg's audited consolidated financial statements for the year ended December 31, 2000.

    Effective December 31, 2000, Metallurg, Inc. changed from a fiscal year ending January 31 to a calendar year. As a result, Metallurg, Inc. no longer reports the results of its operating subsidiaries on a one-month lag. The quarter ended April 30, 2000 includes operating results of Metallurg, Inc., the parent holding company, for the three months ended April 30, 2000 and worldwide operating results for the three months ended March 31, 2000.

    Certain prior year amounts were reclassified to conform to current year presentations.

2.  SEGMENTS AND RELATED INFORMATION

    Metallurg operates in one significant industry segment, the manufacture and sale of performance-enhancing additives mainly for the metallurgical industry. Metallurg is organized around its major production facilities in the U.S., the U.K., Germany and Brazil, which are supported by an established worldwide sales network. In addition to selling products manufactured by Metallurg, Metallurg distributes complementary products manufactured by third parties.

    Reportable Segments

    Shieldalloy Metallurgical Corporation ("Shieldalloy") - This unit is comprised of two production facilities in the U.S. The New Jersey plant manufactures and sells aluminum alloy grain refiners and alloying tablets for the aluminum industry, metal powders for the welding industry and specialty ferroalloys for the superalloy and steel industries. The Ohio plant manufactures and sells ferrovanadium and vanadium-based chemicals used mostly in the steel and petrochemical industries.

    London & Scandinavian Metallurgical Co Limited and its subsidiaries (collectively, "LSM") - This unit is comprised mainly of three production facilities in the U.K., one in Poland and another in Norway which manufacture and sell aluminum alloy grain refiners and alloying tablets for the aluminum industry, chromium metal and specialty ferroalloys for the steel and superalloy industries and aluminum powder for various metal powder-consuming industries. The Norwegian facility ("Hydelko") was acquired on March 31, 2000.

    Gesellschaft fur Elektrometallurgie mbH and its subsidiaries (collectively, "GfE") - This unit is comprised of two production facilities and a sales office in Germany. The Nuremberg plant manufactures and sells a wide variety of specialty products, including vanadium-based chemicals and sophisticated metals, alloys and powders used in the titanium, superalloy, electronics, telecommunications, biomedical and optics industries. The Morsdorf plant produces medical prostheses, implants and surgical instruments for orthopedic applications.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

2.  SEGMENTS AND RELATED INFORMATION - (CONTINUED)

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


                                                                                                    INTERSEGMENT   CONSOLIDATED
                            SHIELDALLOY       LSM          GfE       EWW       CIF       OTHER      ELIMINATIONS      TOTALS
                            -----------       ---          ---       ---       ---       -----      ------------      ------
QUARTER ENDED
     MARCH 31, 2001
Revenue from external
     customers ........    $ 25,165       $35,193     $ 23,974     $3,432    $4,095    $44,231                     $136,090
Intergroup revenue ....       1,310         8,917        3,757      6,756     6,085      5,807      $(32,632)            --
Income tax (benefit)
       provision ......        (425)          147          550        705       188      1,130            --          2,295
Net (loss) income .....        (755)          389          815      1,501     1,270      6,200        (6,432)         2,988

QUARTER ENDED
     APRIL 30, 2000
Revenue from external
     customers ........    $ 27,262       $33,127     $ 21,093     $3,534    $3,437    $36,622                     $125,075
Intergroup revenue ....         773        10,140        3,105      5,507     3,286      4,235      $(27,046)            --
Income tax provision ..         492           641          123        196         4        160            --          1,616
Net income (loss) .....         708         1,349         (643)       247       457        143        (2,616)          (355)

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

3.  INVENTORIES

    Inventories, net of reserves, consist of the following (in thousands):

                                      MARCH 31,     DECEMBER 31,
                                        2001           2000
                                      -------        -------
Raw materials ....................    $22,666        $20,491
Work in process ..................      3,890          2,854
Finished goods ...................     65,499         64,781
Other ............................      2,783          3,050
                                      -------        -------
     Total .......................    $94,838        $91,176
                                      =======        =======

4.  CONTINGENT LIABILITIES

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

5.  EARNINGS PER SHARE

    Earnings per share is not presented since Metallurg, Inc. is a wholly owned subsidiary of Metallurg Holdings.

6.  RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 2001, Metallurg adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS 133"). As a result of adopting SFAS 133, Metallurg recognizes all derivatives on the balance sheet at fair value. Derivatives that are not designated hedges are adjusted to fair value through income. Changes in the fair value of derivatives that are designated hedges are either offset against the change in fair value of the hedged firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The adoption of SFAS 133 did not have a material effect on Metallurg's financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


7.  SUPPLEMENTAL GUARANTOR INFORMATION

    In November 1997, Metallurg, Inc. issued $100 million principal amount of its 11% Senior Notes due 2007 (the "Senior Notes"). Under the terms of the Senior Notes, Shieldalloy, Metallurg Holdings Corporation, Metallurg Services, Inc., Metallurg International Resources, LLC and MIR (China), Inc. (collectively, the "Guarantors"), wholly owned subsidiaries of Metallurg, Inc., have fully and unconditionally guaranteed on a joint and several basis Metallurg, Inc.'s obligations to pay principal, premium and interest relative to the Senior Notes. Management has determined that separate, full financial statements of the Guarantors would not be material to potential investors and, accordingly, such financial statements are not provided. Supplemental financial information of the Guarantors is presented below.

        CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                          QUARTER ENDED MARCH 31, 2001
                                 (IN THOUSANDS)

                                                                COMBINED        COMBINED NON-
                                                METALLURG,      GUARANTOR         GUARANTOR
                                                   INC.        SUBSIDIARIES      SUBSIDIARIES     ELIMINATION        CONSOLIDATED
                                                ----------     ------------      ------------     -----------        ------------
Total revenue ...........................                        $ 45,837         $ 110,849         $(20,596)        $ 136,090
                                                                 --------         ---------         --------         ---------
Operating costs and expenses:
  Cost of sales .........................                          40,275            93,618          (19,859)          114,034
  Selling, general and administrative
    expenses ............................        $ 1,395            2,857             9,870               --            14,122
  Environmental expense recovery ........             --             (318)               --               --              (318)
                                                 -------         --------         ---------         --------         ---------
  Total operating costs and expenses ....          1,395           42,814           103,488          (19,859)          127,838
                                                 -------         --------         ---------         --------         ---------
  Operating (loss) income ...............         (1,395)           3,023             7,361             (737)            8,252

Other income (expense):
  Other income, net .....................             --               --                57               --                57
  Interest expense, net .................         (2,372)             (15)             (707)              --            (3,094)
  Equity in earnings of subsidiaries ....          5,695            2,323                --           (8,018)               --
                                                 -------         --------         ---------         --------         ---------
  Income before income tax
    provision and minority interest .....          1,928            5,331             6,711           (8,755)            5,215
Income tax (benefit) provision ..........         (1,060)           1,153             2,202               --             2,295
                                                 -------         --------         ---------         --------         ---------
  Income before minority interest .......          2,988            4,178             4,509           (8,755)            2,920
Minority interest .......................             --               --                68               --                68
                                                 -------         --------         ---------         --------         ---------
  Net income ............................          2,988            4,178             4,577           (8,755)            2,988

Other comprehensive loss:
  Foreign currency translation adjustment         (2,825)          (2,052)           (2,825)           4,877            (2,825)
  Deferred loss on derivatives ..........            (66)              --               (66)              66               (66)
                                                 -------         --------         ---------         --------         ---------
  Comprehensive income ..................        $    97         $  2,126         $   1,686         $ (3,812)        $      97
                                                 =======         ========         =========         ========         =========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

7.  SUPPLEMENTAL GUARANTOR INFORMATION - (CONTINUED)

       CONDENSED CONSOLIDATING BALANCE SHEET AT MARCH 31, 2001 (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   COMBINED         COMBINED
                                                 METALLURG,        GUARANTOR      NON-GUARANTOR
                                                    INC.          SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                                 ---------        ------------    --------------     ------------      ------------
ASSETS
Current Assets:
   Cash and cash equivalents ............        $  19,458         $     863         $  14,289         $  (9,521)        $ 25,089
   Accounts, notes and loans
     receivable, net ....................           22,029            26,767            66,908           (39,165)          76,539
   Inventories ..........................               --            38,728            58,982            (2,872)          94,838
   Other current assets .................            6,520             3,640             9,499            (7,342)          12,317
                                                 ---------         ---------         ---------         ---------         --------
       Total current assets .............           48,007            69,998           149,678           (58,900)         208,783
Investments - intergroup ................           86,324            50,804                --          (137,128)              --
Property, plant and equipment, net ......              826            12,874            45,533                --           59,233
Other assets ............................            6,731            17,420            15,538           (20,485)          19,204
                                                 ---------         ---------         ---------         ---------         --------
       Total ............................        $ 141,888         $ 151,096         $ 210,749         $(216,513)        $287,220
                                                 =========         =========         =========         =========         ========

LIABILITIES AND
   SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt and current portion of
     long-term debt .....................                                            $  25,647         $  (9,521)        $ 16,126
   Trade payables .......................        $     755         $  32,915            47,641           (39,166)          42,145
   Accrued expenses .....................            5,351            10,527            12,604                --           28,482
   Other current liabilities ............               --             7,342             2,365            (7,342)           2,365
                                                 ---------         ---------         ---------         ---------         --------
       Total current liabilities ........            6,106            50,784            88,257           (56,029)          89,118
                                                 ---------         ---------         ---------         ---------         --------
Long-term Liabilities:
   Long-term debt .......................          100,000                --            14,323                --          114,323
   Accrued pension liabilities ..........            1,027               147            29,874                --           31,048
   Environmental liabilities, net .......               --            27,085             2,379                --           29,464
   Other liabilities ....................           18,363                --             8,520           (20,485)           6,398
                                                 ---------         ---------         ---------         ---------         --------
       Total long-term liabilities ......          119,390            27,232            55,096           (20,485)         181,233
                                                 ---------         ---------         ---------         ---------         --------
       Total liabilities ................          125,496            78,016           143,353           (76,514)         270,351
                                                 ---------         ---------         ---------         ---------         --------

Minority Interest .......................               --                --               477                --              477
                                                 ---------         ---------         ---------         ---------         --------

Shareholder's Equity:
   Common stock .........................               50             1,227            52,181           (53,408)              50
   Due from parent company ..............          (19,714)               --                --                --          (19,714)
   Additional paid-in capital ...........           48,214            94,460            11,927          (106,387)          48,214
   Accumulated other comprehensive
     (loss) income ......................           (9,382)           (6,678)           12,353            (5,675)          (9,382)
   Retained deficit .....................           (2,776)          (15,929)           (9,542)           25,471           (2,776)
                                                 ---------         ---------         ---------         ---------         --------
       Total shareholder's equity .......           16,392            73,080            66,919          (139,999)          16,392
                                                 ---------         ---------         ---------         ---------         --------
       Total ............................        $ 141,888         $ 151,096         $ 210,749         $(216,513)        $287,220
                                                 =========         =========         =========         =========         ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

7.  SUPPLEMENTAL GUARANTOR INFORMATION - (CONTINUED)


           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                          QUARTER ENDED MARCH 31, 2001
                                 (IN THOUSANDS)


                                                                COMBINED        COMBINED
                                                METALLURG,      GUARANTOR     NON-GUARANTOR
                                                   INC.        SUBSIDIARIES   SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                                ----------     ------------   ------------      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES ...        $ (1,068)        $(6,809)        $ (3,379)                         $(11,256)
                                                --------         -------         --------                          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and
     equipment .........................             (14)           (488)          (2,044)                           (2,546)
   Proceeds from asset sales ...........              --              --               47                                47
   Other, net ..........................              28              --               --                                28
                                                --------         -------         --------                          --------
        Net cash provided by (used in)
          investing activities .........              14            (488)          (1,997)                           (2,471)
                                                --------         -------         --------                          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Intergroup (repayments) borrowings ..          (7,667)          6,576            1,091                                --
   Repayment of long-term debt .........              --              --             (349)                             (349)
   Net short-term borrowings ...........              --              --            5,474         $    964            6,438
   Dividends received (paid) ...........           3,003              --           (3,003)              --               --
                                                --------         -------         --------         --------         --------
        Net cash (used in) provided  by
         financing activities...........          (4,664)          6,576            3,213              964            6,089
                                                --------         -------         --------         --------         --------

Effects of exchange rate changes on cash
   and cash equivalents ................              --              --             (675)              --             (675)
                                                --------         -------         --------         --------         --------

Net decrease in cash and cash
   equivalents .........................          (5,718)           (721)          (2,838)             964           (8,313)
Cash and cash equivalents -
   beginning of period .................          25,176           1,584           17,127          (10,485)          33,402
                                                --------         -------         --------         --------         --------
Cash and cash equivalents -
   end of period .......................        $ 19,458         $   863         $ 14,289         $ (9,521)        $ 25,089
                                                ========         =======         ========         ========         ========

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

    Steady growth in the aluminum industry continued throughout most of the world in 2000. In 2001, the industry has continued at high levels of production except in the U.S., where increased energy costs and weaker economic conditions have led to substantial production curtailments, particularly in the Pacific Northwest. As a result, demand for Metallurg's products in the U.S. has been subdued, but has continued firm and steady elsewhere. During the quarter, Metallurg announced a rationalization of its aluminum master alloys and grain refiner production activities in order to better utilize the capabilities of its various plants and better serve customers in this competitive and increasingly global marketplace. Melting operations will be discontinued at Shieldalloy's Newfield facility and transferred to the company's operations in the U.K., Norway and Brazil.

    Growth in the superalloy industry remained strong during the first quarter of 2001, as Metallurg's customers continued to meet heavy U.S. demand for power generation equipment. The positive trend in demand for aerospace material, which began in 2000, has continued during the current period, resulting in healthy demand for Metallurg's chromium and high-purity niobium products.

    U.S. steel production picked up a little during the first quarter of 2001, but only from the very low levels seen at the beginning of the year. In most other parts of the world, steel production has remained at reasonable levels, unchanged since the latter part of last year, with oil and gas pipeline plate production even tending to increase. Ferrovanadium demand in the U.S. was generally subdued; prices rose modestly over the quarter in response to curtailed production by vanadium producers in both Europe and the U.S.

    During 2000, demand for electronic components containing tantalum increased sharply, which impacted the price of all tantalum materials as the year progressed. Metallurg benefited, particularly in the last six months, in its various tantalum operations from the consequent strengthening of its tantalum product prices. Although prices have declined in 2001, Metallurg's products continue to be priced at higher levels than prevailed prior to the price rise of last year.

RESULTS OF OPERATIONS - THE QUARTER ENDED MARCH 31, 2001 COMPARED TO THE QUARTER ENDED APRIL 30, 2000

    Metallurg operates in one significant industry segment, the manufacture and sale of performance-enhancing additives mainly for the metallurgical industry. Metallurg is organized around its major production facilities in the U.S., the U.K., Germany and Brazil, which are supported by an established worldwide sales network. In addition to its own products, Metallurg distributes products manufactured by third parties. This is a natural complement to Metallurg's manufacturing operations and leverages its global sales staff by providing a broader product offering to existing customers without incurring significant additional overhead.

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


                                                                                                    INTERSEGMENT  CONSOLIDATED
                         SHIELDALLOY      LSM          GfE         EWW         CIF         OTHER    ELIMINATIONS     TOTALS
                           --------     --------     --------     -------    --------     --------  ------------  ------------
QUARTER ENDED
     MARCH 31, 2001
Total revenue .........    $ 26,475     $ 44,110     $ 27,731     $10,188    $ 10,180     $ 50,038     $(32,632)    $ 136,090
Gross profit ..........       1,017        3,756        5,454       2,700       2,090        7,776         (737)       22,056
SG&A ..................       2,345        2,764        3,834         556         466        4,143           14        14,122
Operating (loss) income      (1,180)         817        1,620       2,144       1,624        3,964         (737)        8,252
Interest (expense)
    income, net .......          --         (347)        (297)         62        (166)      (2,346)          --        (3,094)
Income tax (benefit)
    provision .........        (425)         147          550         705         188        1,130           --         2,295
Net (loss) income .....        (755)         389          815       1,501       1,270        6,200       (6,432)        2,988

QUARTER ENDED
     APRIL 30, 2000
Total revenue .........    $ 28,035     $ 43,267     $ 24,198     $ 9,041    $  6,723     $ 40,857     $(27,046)    $ 125,075
Gross profit ..........       2,468        4,999        3,357       1,059         861        3,767          240        16,751
SG&A ..................       2,140        2,755        3,603         621         372        4,262          (41)       13,712
Operating income (loss)         908        2,075         (246)        438         489         (115)         240         3,789
Interest income
     (expense), net ...         292          (80)        (303)          5         (28)      (2,458)          --        (2,572)
Income tax provision ..         492          641          123         196           4          160           --         1,616
Net income (loss) .....         708        1,349         (643)        247         457          143       (2,616)         (355)


Total Revenue

    Consolidated total revenue increased by $11.0 million (9%) in the first quarter of 2001 as compared to the first quarter of 2000. Shieldalloy revenue was $1.6 million (6%) below the first quarter of 2000. Increased sales volume of chrome products was more than offset by lower sales volume and prices of vanadium, aluminum and niobium products. LSM revenue was $0.8 million (2%) above the first quarter of 2000. An increase in sales of aluminum products was due primarily to the acquisition of Hydelko on March 31, 2000 and higher sales of compacted products. GfE revenue was $3.5 million (15%) above the first quarter of 2000 due primarily to increased sales volume and selling prices of specialty coating materials and alloys for the titanium industry. CIF revenue was $3.5 million (51%) above the first quarter of 2000 due primarily to increased selling prices of tantalum products. Increased revenue at EWW and from distribution activities included in "Other" above was primarily the result of increased volume and/or selling prices of tantalum-containing products.

Gross Profit

    Gross profit increased to $22.1 million (16.2% of total revenue) in the quarter ended March 31, 2001 from $16.8 million (13.4% of total revenue) in the quarter ended April 30, 2000, an increase of 32%. Improved profitability in tantalum-containing products and specialty coating materials was offset somewhat by reduced profitability of ferrovanadium, ferrotitanium and aluminum products.

Selling, General and Administrative Expenses ("SG&A")

    SG&A increased slightly to $14.1 million in the quarter ended March 31, 2001 from $13.7 million in the quarter ended April 30, 2000. For the quarter ended March 31, 2001, SG&A represented 10.4% of total revenue compared to 11.0% for the quarter ended April 30, 2000.

Operating Income

    Operating income increased to $8.3 million in the quarter ended March 31, 2001 from $3.8 million in the quarter ended April 30, 2000, due primarily to the increase in gross profit, discussed above. In addition, Shieldalloy recognized an environmental expense recovery of $0.3 million in the quarter ended March 31, 2001 compared to $0.8 million in the quarter ended April 30, 2000 upon settlements with insurance companies relating to disputed coverage for old environmental claims.

Interest Expense, Net

    Interest expense, net, is as follows (in thousands):

                                           QUARTER ENDED
                                        -------------------
                                        MARCH 31,  APRIL 30,
                                          2001        2000
                                        -------     -------
            Interest income ........    $   542     $   780
            Interest expense .......     (3,636)     (3,352)
                                        -------     -------
               Interest expense, net    $(3,094)    $(2,572)
                                        =======     =======

Income Tax Provision, Net

    Income tax provision, net of tax benefits, is as follows (in thousands):

                                            QUARTER ENDED
                                        ---------------------
                                        MARCH 31,    APRIL 30,
                                           2001         2000
                                         ------       ------
            Total current ..........     $1,308       $1,044
            Total deferred .........        987          572
                                         ------       ------
               Income tax provision,
                 net ...............     $2,295       $1,616
                                         ======       ======

    The difference between the statutory federal income tax rate and Metallurg's effective rate for the quarter ended March 31, 2001 is principally due to: (i) losses in certain foreign jurisdictions for which the related deferred tax was offset by a valuation allowance; (ii) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized of $0.5 million in the quarter ended March 31, 2001; and
(iii) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital", of $0.5 million in the quarter ended March 31, 2001. The deferred tax expenses referred to in items (ii) and (iii) above will not result in cash payments in future periods.

Net Income

    Net income was $3.0 million in the quarter ended March 31, 2001 compared to a loss of $0.4 million for the quarter ended April 30, 2000. The improvement in 2001 resulted primarily from increased gross margins, discussed above.

LIQUIDITY AND FINANCIAL RESOURCES

General

    Metallurg's sources of liquidity include cash and cash equivalents, cash from operations and amounts available under credit facilities. At March 31, 2001, Metallurg had $25.1 million in cash and cash equivalents. Metallurg believes that these sources are sufficient to fund current and anticipated future requirements through the next twelve months.

    At March 31, 2001, Metallurg had working capital of $119.7 million, as compared to $120.9 million at December 31, 2000. For the first quarter of 2001, Metallurg's use of $11.3 million in cash for operations resulted primarily from the increase in trade receivables and inventory.

Credit Facilities and Other Financing Arrangements

    Metallurg has a credit facility with certain financial institutions led by Fleet National Bank as agent (the "Revolving Credit Facility") which provides Metallurg, Inc., Shieldalloy and certain of their subsidiaries with up to $50.0 million of financing resources, including a German subfacility (as discussed below). Interest is charged at a rate per annum equal to (i) LIBOR plus 2.0% - 2.5% or (ii) Prime plus up to 1%, based on the performance of Metallurg, Inc. and certain of its subsidiaries. The Revolving Credit Facility permits borrowings of up to $50.0 million for working capital requirements and general corporate purposes, up to $35.0 million of which may be used for letters of credit in the U.S. As part of the Revolving Credit Facility, Fleet National Bank, through its London office, makes available up to DM 20.5 million ($9.2 million) of financing to GfE, which is guaranteed by Metallurg, Inc. and the other U.S. borrowers under the Revolving Credit Facility. At March 31, 2001, $0.9 million of loans were outstanding in Germany and $24.4 million of letters of credit were outstanding in the U.S.

    LSM has negotiated to extend and restructure its revolving credit facilities and term loans with Barclays Bank plc ("Barclays") and HSBC Bank plc ("HSBC"). The agreements with Barclays, signed on April 30, 2001, provide LSM with several borrowing facilities. Overdraft facilities provide LSM with up to L5.0 million ($7.1 million) of borrowings, up to L3.3 million ($4.7 million) of foreign exchange exposure and up to L2.3 million ($3.3 million) for other ancillary banking arrangements, including bank guarantees. Borrowings under this facility are payable on demand. Outstanding loans under this facility bear interest at a rate of 1.0% over the lender's base rate. A revolving term loan facility provides for borrowings up to L3.0 million ($4.2 million) at an interest rate of LIBOR plus 0.75%. LSM is required to pay a fee of 0.375% per annum on the unused portion of the facility, which expires on April 30, 2004. A second revolving term loan facility also provides for borrowings up to L3.0 million ($4.2 million) at an interest rate of LIBOR plus 0.90%. A fee of 0.45% per annum is required on the unused portion of this facility, which expires on April 30, 2006. These term loan facilities require LSM to comply with various covenants, including the maintenance of minimum net worth and interest coverage. LSM expects to finalize similar facilities with HSBC during the second quarter.

    In addition, certain foreign subsidiaries of Metallurg have credit facility arrangements with local banking institutions to provide funds for working capital and general corporate purposes. These local credit facilities contain restrictions that vary from company to company. At March 31, 2001, there were $13.9 million of outstanding loans under these local credit facilities.

CAPITAL EXPENDITURES

    Metallurg invested $2.5 million in capital expenditures during the first quarter of 2001. Capital expenditures are expected to total approximately $20 million in 2001. Although Metallurg has budgeted these items in 2001, Metallurg has not committed to complete all of these projects during that period, as some commitments remain contingent on senior management approval and other conditions. Metallurg believes that these projects will be funded through existing and future internally generated cash and local credit lines.

ENVIRONMENTAL REMEDIATION COSTS

    Losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the first quarter of 2001, Metallurg expended $0.5 million for environmental remediation activities which had been previously accrued for.

     In 1997, Shieldalloy entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, Shieldalloy has agreed to perform environmental remediation and, as of March 31, 2001, had an accrual of $32.1 million for the remaining estimated cost of completion. Of this amount, $4.5 million is expected to be expended in the last three quarters of 2001, $5.4 million in 2002 and $2.3 million in 2003. In addition, Metallurg has accruals of $3.0 million for estimated expenditures with respect to environmental remediation at its foreign facilities. Of this amount, $0.6 million is expected to be expended over the next three years.

        ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

    Refer to the Market Risk section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in Metallurg's annual report on Form 10-K for the year ended December 31, 2000, which is incorporated by reference herein.

                          PART II -- OTHER INFORMATION

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K



(a)   EXHIBITS

      None


(b)   REPORTS ON FORM 8-K

      None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 14, 2001 on its behalf by the undersigned thereunto duly authorized.



                                        METALLURG, INC.
                                        By:   /s/ Barry C. Nuss
                                             --------------------
                                        Barry C. Nuss
                                        Vice President, Finance and Chief
                                        Financial Officer