Form 10-Q
period 2001-06-30
METALLURG INC
filed 2001-08-13
CIK 1030992

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

         The number of shares of common stock, $0.01 par value, issued and outstanding as of August 13, 2001 was 5,000,000.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX


                                                                                           PAGE NO.
                                                                                           --------
Part I.  FINANCIAL INFORMATION:

         Item 1 - Financial Statements (Unaudited)

                  Condensed Statements of Consolidated Operations for the Quarters
                  and the Two Quarters Ended June 30, 2001 and July 31, 2000 ..........         2

                  Condensed Consolidated Balance Sheets at June 30, 2001 and
                  December 31, 2000 ...................................................         3

                  Condensed Statements of Consolidated Cash Flows for the Two Quarters
                  Ended June 30, 2001 and July 31, 2000 ...............................         4

                  Notes to Condensed Unaudited Consolidated Financial Statements ......      5-12

         Item 2 - Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ...............................................     13-19

         Item 3 - Quantitative and Qualitative Disclosure of Market Risk ..............        20


Part II. OTHER INFORMATION:

         Item 1. LEGAL PROCEEDINGS ....................................................        21

         Item 6. (a) EXHIBITS .........................................................        21

         Item 6. (b) REPORTS ON FORM 8-K ..............................................        21

         Signature Page ...............................................................        22

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                         QUARTER ENDED              TWO QUARTERS ENDED
                                                    -----------------------       -----------------------
                                                    JUNE 30,       JULY 31,       JUNE 30,       JULY 31,
                                                      2001           2000           2001           2000
                                                    --------       --------       --------       --------

Sales .........................................     $130,445       $133,261       $266,129       $258,143
Commission income .............................          259            110            665            303
                                                    --------       --------       --------       --------
   Total revenue ..............................      130,704        133,371        266,794        258,446
                                                    --------       --------       --------       --------

Operating costs and expenses:
   Cost of sales ..............................      109,616        114,393        223,650        222,717
   Selling, general and administrative expenses       13,280         14,404         27,402         28,116
   Environmental expense recovery .............         (282)            --           (600)          (750)
                                                    --------       --------       --------       --------
   Total operating costs and expenses .........      122,614        128,797        250,452        250,083
                                                    --------       --------       --------       --------
   Operating income ...........................        8,090          4,574         16,342          8,363

Other income (expense):
   Other income, net ..........................           75          5,335            132          5,350
   Interest expense, net ......................       (3,243)        (2,777)        (6,337)        (5,349)
                                                    --------       --------       --------       --------
   Income before income tax provision and
      minority interest .......................        4,922          7,132         10,137          8,364
Income tax provision ..........................        2,758          1,875          5,053          3,491
                                                    --------       --------       --------       --------
   Income before minority interest ............        2,164          5,257          5,084          4,873
Minority interest .............................          (16)            28             52             57
                                                    --------       --------       --------       --------
   Net income .................................        2,148          5,285          5,136          4,930

Other comprehensive income (loss):
   Foreign currency translation adjustment ....           11         (2,428)        (2,814)        (3,126)
   Deferred loss on derivatives ...............         (126)            --           (192)            --
                                                    --------       --------       --------       --------
   Comprehensive income .......................     $  2,033       $  2,857       $  2,130       $  1,804
                                                    ========       ========       ========       ========



      See notes to condensed unaudited consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             JUNE 30,     DECEMBER 31,
                                                               2001           2000
                                                            -----------   ------------
                                                            (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents ...........................     $ 25,961       $ 33,402
   Accounts and notes receivable, net ..................       73,127         69,212
   Inventories .........................................       97,731         91,176
   Other current assets ................................       11,428         14,820
                                                             --------       --------
      Total current assets .............................      208,247        208,610
Property, plant and equipment, net .....................       59,253         61,428
Other assets ...........................................       20,209         20,117
                                                             --------       --------
      Total ............................................     $287,709       $290,155
                                                             ========       ========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt and current portion of long-term debt     $  6,406       $ 11,305
   Trade payables ......................................       44,900         44,985
   Accrued expenses ....................................       25,206         27,335
   Other current liabilities ...........................        4,167          4,116
                                                             --------       --------
      Total current liabilities ........................       80,679         87,741
                                                             --------       --------

Long-term Liabilities:
   Long-term debt ......................................      122,339        115,420
   Accrued pension liabilities .........................       29,851         33,442
   Environmental liabilities, net ......................       28,857         30,219
   Other liabilities ...................................        6,549          7,029
                                                             --------       --------
      Total long-term liabilities ......................      187,596        186,110
                                                             --------       --------
      Total liabilities ................................      268,275        273,851
                                                             --------       --------

Minority Interest ......................................          500            557
                                                             --------       --------

Shareholder's Equity:
   Common stock ........................................           50             50
   Due from parent company .............................      (19,714)       (19,714)
   Additional paid-in capital ..........................       48,723         47,666
   Accumulated other comprehensive loss ................       (9,497)        (6,491)
   Retained deficit ....................................         (628)        (5,764)
                                                             --------       --------
      Total shareholder's equity .......................       18,934         15,747
                                                             --------       --------
      Total ............................................     $287,709       $290,155
                                                             ========       ========


      See notes to condensed unaudited consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    TWO QUARTERS ENDED
                                                                                  ----------------------
                                                                                  JUNE 30,      JULY 31,
                                                                                    2001          2000
                                                                                  --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..................................................................     $  5,136      $  4,930
Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization ..........................................        5,271         4,156
     Loss (gain) on sale of assets ..........................................           96        (5,133)
     Deferred income taxes ..................................................        2,097         1,354
                                                                                  --------      --------
         Total ..............................................................       12,600         5,307

Change in operating assets and liabilities:
     Increase in trade receivables ..........................................       (9,051)      (10,335)
     Increase in inventories ................................................      (10,381)       (8,336)
     Decrease (increase) in other current assets ............................        2,095        (4,617)
     Increase in trade payables and accrued expenses ........................        2,520         3,546
     Restructuring payments .................................................          (45)       (1,431)
     Environmental payments .................................................       (1,069)       (1,014)
     Other assets and liabilities, net ......................................       (2,043)       (2,679)
                                                                                  --------      --------
         Net cash used in operating activities ..............................       (5,374)      (19,559)
                                                                                  --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment ..................................       (5,535)       (8,735)
Proceeds from asset sales ...................................................           57         8,354
Acquisitions, net of cash ...................................................           --        (9,392)
Other, net ..................................................................           41            41
                                                                                  --------      --------
         Net cash used in investing activities ..............................       (5,437)       (9,732)
                                                                                  --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds of long-term debt ..............................................        7,851         7,362
Net short-term (repayments) borrowings ......................................       (3,085)        9,882
Minority interest contribution ..............................................           --           676
                                                                                  --------      --------
         Net cash provided by financing activities ..........................        4,766        17,920
                                                                                  --------      --------

Effects of exchange rate changes on cash and cash equivalents ...............       (1,396)         (452)
                                                                                  --------      --------

Net decrease in cash and cash equivalents ...................................       (7,441)      (11,823)
Cash and cash equivalents - beginning of period .............................       33,402        58,611
                                                                                  --------      --------
Cash and cash equivalents - end of period ...................................     $ 25,961      $ 46,788
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

         Effective December 31, 2000, Metallurg, Inc. changed from a fiscal year ending January 31 to a calendar year. As a result, Metallurg, Inc. no longer reports the results of its operating subsidiaries on a one-month lag. The quarter ended July 31, 2000 includes operating results of Metallurg, Inc., the parent holding company, for the three months ended July 31, 2000 and worldwide operating results for the three months ended June 30, 2000. The two quarters ended July 31, 2000 include the results of Metallurg Inc., the parent holding company, for the six months ended July 31, 2000 and worldwide operating results for the six months ended June 30, 2000.

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

         Companhia Industrial Fluminense ("CIF") -- This unit is comprised mainly of two production facilities in Brazil. The Sao Joao del Rei plant manufactures and sells aluminum alloy grain refiners and alloying tablets for the aluminum industry and metal oxides used in the telecommunications, superalloy and specialty metal industries. The Nazareno mine extracts and concentrates ores containing tantalum and niobium that are processed, along with other raw materials, into metal oxides at the Sao Joao del Rei plant.

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


                                                                                                  INTERSEGMENT   CONSOLIDATED
                        SHIELDALLOY      LSM         GFE         EWW         CIF        OTHER     ELIMINATIONS      TOTALS
                        -----------   ---------   ---------   ---------   ---------   ---------   ------------   ------------
QUARTER ENDED
   JUNE 30, 2001
Revenue from external
   customers ........    $  25,940    $  35,614   $  21,791   $   3,415   $   3,766   $  40,178                   $ 130,704
Intergroup revenue ..        1,202       10,408       2,749       7,129       5,792       5,595    $ (32,875)            --
Income tax provision           111          559         321         634         313         820           --          2,758
Net (loss) income ...         (360)         927         731         677       1,159       7,311       (8,297)         2,148

QUARTER ENDED
   JULY 31, 2000
Revenue from external
   customers ........    $  31,824    $  36,087   $  22,432   $   3,443   $   3,804   $  35,781                   $ 133,371
Intergroup revenue ..        1,251       13,006       3,558       6,301       3,791       4,086    $ (31,993)            --
Income tax provision           390          369         250         505          --         361           --          1,875
Net income ..........          576        1,082          50         315         647      13,632      (11,017)         5,285

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


2. SEGMENTS AND RELATED INFORMATION - (CONTINUED)

                                                                                                  INTERSEGMENT   CONSOLIDATED
                        SHIELDALLOY      LSM         GFE         EWW         CIF        OTHER     ELIMINATIONS      TOTALS
                        -----------   ---------   ---------   ---------   ---------   ---------   ------------   ------------
TWO QUARTERS ENDED
   JUNE 30, 2001
Revenue from external
   customers .........   $  51,105    $  70,807   $  45,765   $   6,847   $   7,861   $  84,409                   $ 266,794
Intergroup revenue ...       2,512       19,325       6,506      13,885      11,877      11,402    $ (65,507)            --
Income tax (benefit)
   provision .........        (314)         706         871       1,339         501       1,950           --          5,053
Net (loss) income ....      (1,115)       1,316       1,546       2,178       2,429      15,834      (17,052)         5,136

TWO QUARTERS ENDED
   JULY 31, 2000
Revenue from external
   customers .........   $  59,086    $  69,214   $  43,525   $   6,977   $   7,241   $  72,403                   $ 258,446
Intergroup revenue ...       2,024       23,228       6,663      11,808       7,077       8,321    $ (59,121)            --
Income tax provision .         882        1,010         373         701           4         521           --          3,491
Net income (loss) ....       1,284        2,431        (593)        562       1,104      15,483      (15,341)         4,930


3. INVENTORIES

         Inventories, net of reserves, consist of the following (in thousands):

                                       JUNE 30,   DECEMBER 31,
                                         2001        2000
                                       --------   ------------
                  Raw materials .      $ 22,169     $ 20,491
                  Work in process         4,088        2,854
                  Finished goods         68,703       64,781
                  Other .........         2,771        3,050
                                       --------     --------
                       Total ....      $ 97,731     $ 91,176
                                       ========     ========


4. CONTINGENT LIABILITIES

         Metallurg continues to respond to legal claims arising in the normal course of business. Management believes, based on the advice of counsel, that the outcome of such claims will not have a material adverse effect on Metallurg's consolidated financial position, results of operations or liquidity. There can be no assurance, however, that future litigation or proceedings will not result in an adverse judgment against Metallurg, which could have a material adverse effect on Metallurg's future results of operations or cash flows.

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

7. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", which establishes accounting and reporting standards for business combinations, and SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting and reporting of acquired goodwill and other intangible assets.

         The provisions of SFAS No. 141 will apply to all business combinations initiated after June 30, 2001. Metallurg is required to adopt SFAS 142 on January 1, 2002. Metallurg does not expect either SFAS 141 or SFAS 142 to have a material effect on its financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


8. SUPPLEMENTAL GUARANTOR INFORMATION

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

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                           QUARTER ENDED JUNE 30, 2001
                                 (IN THOUSANDS)

                                                                            COMBINED
                                                             COMBINED         NON-
                                              METALLURG,    GUARANTOR      GUARANTOR
                                                 INC.      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              ----------   ------------   ------------   ------------   ------------

Total revenue ............................                   $ 42,395       $109,611       $(21,302)      $130,704
                                                             --------       --------       --------       --------
Operating costs and expenses:
   Cost of sales .........................                     37,325         92,988        (20,697)       109,616
   Selling, general and administrative
      expenses ...........................     $  1,266         2,600          9,771           (357)        13,280
   Environmental expense recovery ........           --          (282)            --             --           (282)
                                               --------      --------       --------       --------       --------
   Total operating costs and expenses ....        1,266        39,643        102,759        (21,054)       122,614
                                               --------      --------       --------       --------       --------
   Operating (loss) income ...............       (1,266)        2,752          6,852           (248)         8,090

Other income (expense):
   Other income, net .....................           --        28,598             75        (28,598)            75
   Interest (expense) income, net ........       (2,511)          215           (947)            --         (3,243)
   Equity in earnings of subsidiaries ....        4,605       (26,394)         1,240         20,549             --
                                               --------      --------       --------       --------       --------
   Income before income tax
      provision and minority interest ....          828         5,171          7,220         (8,297)         4,922
Income tax (benefit) provision ...........       (1,320)        1,641          2,437             --          2,758
                                               --------      --------       --------       --------       --------
   Income before minority interest .......        2,148         3,530          4,783         (8,297)         2,164
Minority interest ........................           --            --            (16)            --            (16)
                                               --------      --------       --------       --------       --------
   Net income ............................        2,148         3,530          4,767         (8,297)         2,148

Other comprehensive income (loss):
   Foreign currency translation adjustment           11           355            (57)          (298)            11
   Deferred loss on derivatives ..........         (126)           --           (126)           126           (126)
                                               --------      --------       --------       --------       --------
   Comprehensive income ..................     $  2,033      $  3,885       $  4,584       $ (8,469)      $  2,033
                                               ========      ========       ========       ========       ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

8. SUPPLEMENTAL GUARANTOR INFORMATION - (CONTINUED)

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                        TWO QUARTERS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)

                                                                            COMBINED
                                                             COMBINED         NON-
                                              METALLURG,    GUARANTOR      GUARANTOR
                                                 INC.      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              ----------   ------------   ------------   ------------   ------------

Total revenue ............................                   $ 88,232       $220,460       $(41,898)      $266,794
                                                             --------       --------       --------       --------
Operating costs and expenses:
   Cost of sales .........................                     77,600        186,606        (40,556)       223,650
   Selling, general and administrative
      expenses ...........................     $  2,661         5,457         19,641           (357)        27,402
   Environmental expense recovery ........           --          (600)            --             --           (600)
                                               --------      --------       --------       --------       --------
   Total operating costs and expenses ....        2,661        82,457        206,247        (40,913)       250,452
                                               --------      --------       --------       --------       --------
   Operating (loss) income ...............       (2,661)        5,775         14,213           (985)        16,342

Other income (expense):
   Other income, net .....................           --        28,598            132        (28,598)           132
   Interest (expense) income, net ........       (4,883)          200         (1,654)            --         (6,337)
   Equity in earnings of subsidiaries ....       10,300       (24,071)         1,240         12,531             --
                                               --------      --------       --------       --------       --------
   Income before income tax
      provision and minority interest ....        2,756        10,502         13,931        (17,052)        10,137
Income tax (benefit) provision ...........       (2,380)        2,794          4,639             --          5,053
                                               --------      --------       --------       --------       --------
   Income before minority interest .......        5,136         7,708          9,292        (17,052)         5,084
Minority interest ........................           --            --             52             --             52
                                               --------      --------       --------       --------       --------
   Net income ............................        5,136         7,708          9,344        (17,052)         5,136

Other comprehensive loss:
   Foreign currency translation adjustment       (2,814)       (1,697)        (2,882)         4,579         (2,814)
   Deferred loss on derivatives ..........         (192)           --           (192)           192           (192)
                                               --------      --------       --------       --------       --------
   Comprehensive income ..................     $  2,130      $  6,011       $  6,270       $(12,281)      $  2,130
                                               ========      ========       ========       ========       ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

8.  SUPPLEMENTAL GUARANTOR INFORMATION - (CONTINUED)

       CONDENSED CONSOLIDATING BALANCE SHEET AT JUNE 30, 2001 (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            COMBINED
                                                             COMBINED         NON-
                                              METALLURG,    GUARANTOR      GUARANTOR
                                                 INC.      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              ----------   ------------   ------------   ------------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents ............      $ 15,906      $  1,425       $ 16,903      $  (8,273)      $ 25,961
   Accounts, notes and loans
      receivable, net ...................        22,776        27,957         65,049        (42,655)        73,127
   Inventories ..........................            --        38,732         62,476         (3,477)        97,731
   Other current assets .................         7,457         3,896          8,946         (8,871)        11,428
                                               --------      --------       --------      ----------      --------
         Total current assets ...........        46,139        72,010        153,374        (63,276)       208,247
Investments - intergroup ................        90,625        42,665         51,938       (185,228)            --
Property, plant and equipment, net ......           795        13,680         44,778             --         59,253
Other assets ............................         6,496        29,115         43,803        (59,205)        20,209
                                               --------      --------       --------      ----------      --------
         Total ..........................      $144,055      $157,470       $293,893      $(307,709)      $287,709
                                               ========      ========       ========      ==========      ========


LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt and current portion of
      long-term debt ....................                                   $ 14,679      $  (8,273)      $  6,406
   Trade payables .......................      $  2,783      $ 36,178         48,594        (42,655)        44,900
   Accrued expenses .....................         3,033         9,050         13,123             --         25,206
   Other current liabilities ............            --         8,871          4,167         (8,871)         4,167
                                               --------      --------       --------      ----------      --------
         Total current liabilities ......         5,816        54,099         80,563        (59,799)        80,679
                                               --------      --------       --------      ----------      --------
Long-term Liabilities:
     Long-term debt .....................       100,000            --         22,339             --        122,339
     Accrued pension liabilities ........           942            42         28,867             --         29,851
     Environmental liabilities, net .....            --        26,552          2,305             --         28,857
     Other liabilities ..................        18,363            --         19,150        (30,964)         6,549
                                               --------      --------       --------      ----------      --------
         Total long-term liabilities ....       119,305        26,594         72,661        (30,964)       187,596
                                               --------      --------       --------      ----------      --------
         Total liabilities ..............       125,121        80,693        153,224        (90,763)       268,275
                                               --------      --------       --------      ----------      --------

Minority Interest .......................            --            --            500             --            500
                                               --------      --------       --------      ----------      --------

Shareholder's Equity:
   Common stock .........................            50         1,227        120,935       (122,162)            50
   Due from parent company ..............       (19,714)           --             --             --        (19,714)
   Additional paid-in capital ...........        48,723        94,460         11,927       (106,387)        48,723
   Accumulated other comprehensive
      (loss) income .....................        (9,497)       (6,323)        12,170         (5,847)        (9,497)
   Retained deficit .....................          (628)      (12,587)        (4,863)        17,450           (628)
                                               --------      --------       --------      ----------      --------
         Total shareholder's equity .....        18,934        76,777        140,169       (216,946)        18,934
                                               --------      --------       --------      ----------      --------
         Total ..........................      $144,055      $157,470       $293,893      $(307,709)      $287,709
                                               ========      ========       ========      ==========      ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

8. SUPPLEMENTAL GUARANTOR INFORMATION - (CONTINUED)

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                           QUARTER ENDED JUNE 30, 2001
                                 (IN THOUSANDS)

                                                                            COMBINED
                                                             COMBINED         NON-
                                              METALLURG,    GUARANTOR      GUARANTOR
                                                 INC.      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              ----------   ------------   ------------   ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES ...       $ (6,389)     $ (4,604)      $  5,619                      $ (5,374)
                                               --------      --------       --------                      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and
      equipment ........................            (21)       (1,685)        (3,829)                       (5,535)
   Proceeds from asset sales ...........             --            --             57                            57
   Other, net ..........................             41            --             --                            41
                                               --------      --------       --------                      --------
      Net cash provided by (used in)
         investing activities ..........             20        (1,685)        (3,772)                       (5,437)
                                               --------      --------       --------                      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Intergroup (repayments) borrowings ..         (6,497)        6,130            367                            --
   Net proceeds of long-term debt ......             --            --          7,851                         7,851
   Net short-term borrowings ...........             --            --         (5,297)      $  2,212         (3,085)
   Dividends received (paid) ...........          3,596            --         (3,596)            --             --
                                               --------      --------       --------       --------       --------
      Net cash (used in) provided by
         financing activities ..........         (2,901)        6,130           (675)         2,212          4,766
                                               --------      --------       --------       --------       --------

Effects of exchange rate changes on cash
   and cash equivalents ................             --            --         (1,396)            --         (1,396)
                                               --------      --------       --------       --------       --------

Net decrease in cash and cash
   equivalents .........................         (9,270)         (159)          (224)         2,212         (7,441)
Cash and cash equivalents -
   beginning of period .................         25,176         1,584         17,127        (10,485)        33,402
                                               --------      --------       --------       --------       --------
Cash and cash equivalents -
   end of period .......................       $ 15,906      $  1,425       $ 16,903       $ (8,273)      $ 25,961
                                               ========      ========       ========       ========       ========

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

OVERVIEW

      Metallurg is a leading international producer and seller of high-quality specialty metals, alloys and metallic chemicals which are essential to the production of high-performance aluminum and titanium alloys, superalloys, steel and certain non-metallic materials for engineered applications in the aerospace, power supply, automotive, petrochemical processing and telecommunications industries. The industries that Metallurg supplies are cyclical.

      Over the first half of 2001, production in the aluminum industry has subsided from the high levels of late 2000. The decline was particularly pronounced in the U.S. during this period, and recently has become more notable in Europe, Japan, and Southeast Asia. Demand for Metallurg's aluminum products has thus been subdued in North America, but has held up well elsewhere during the first half. Metallurg carried out a rationalization of its aluminum master alloys and grain refiner production activities during the second quarter in order to better utilize the capabilities of its various plants and better serve customers in this competitive and increasingly global marketplace. As a result, melting operations are currently discontinued at Shieldalloy's New Jersey facility and production is being increased at plants in the U.K., Norway and Brazil.

      The superalloy industry operated at a high capacity level during the first half of 2001 to meet heavy U.S. demand for power generation equipment and aerospace materials, resulting in healthy demand for Metallurg's chromium and high-purity niobium products.

      U.S. steel production has been quite depressed during the first half of 2001 although there has been some improvement from the very low levels of production seen at the beginning of the year. In most other parts of the world, steel production remained stable, with little overall change since the latter part of last year, with oil and gas pipeline plate production tending to increase. Ferrovanadium demand in the U.S. was generally subdued while prices rose slightly from the first quarter but remained at historically low levels.

      During 2000, demand for electronic components containing tantalum increased sharply, which impacted the price of all tantalum materials as the year progressed. Metallurg benefited, particularly in the last three quarters, in its various tantalum operations from the consequent strengthening of its tantalum product prices. Prices have declined in 2001, but Metallurg's products continue to be priced at higher levels than in the first half of 2000.

RESULTS OF OPERATIONS - THE QUARTER ENDED JUNE 30, 2001 COMPARED TO THE QUARTER ENDED JULY 31, 2000

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

                                                                                                    INTERSEGMENT   CONSOLIDATED
                          SHIELDALLOY      LSM         GFE         EWW         CIF        OTHER     ELIMINATIONS      TOTALS
                          -----------   ---------   ---------   ---------   ---------   ---------   ------------   ------------
QUARTER ENDED
   JUNE 30, 2001
Total revenue .........    $  27,142    $  46,022   $  24,540   $  10,544   $   9,558   $  45,773    $ (32,875)     $ 130,704
Gross profit ..........        1,755        4,642       4,980       1,726       2,107       6,483         (605)        21,088
SG&A ..................        2,092        2,598       3,703         451         464       4,326         (354)        13,280
Environmental expense
   recovery ...........         (282)          --          --          --          --          --           --           (282)
Operating (loss) income         (225)       1,878       1,277       1,275       1,643       2,490         (248)         8,090
Interest (expense)
   income, net ........          (24)        (404)       (233)         36        (171)     (2,447)          --         (3,243)
Income tax provision ..          111          559         321         634         313         820           --          2,758
Net (loss) income .....         (360)         927         731         677       1,159       7,311       (8,297)         2,148

QUARTER ENDED
   JULY 31, 2000
Total revenue .........    $  33,075    $  49,093   $  25,990   $   9,744   $   7,595   $  39,867    $ (31,993)     $ 133,371
Gross profit ..........        3,465        4,492       4,318       1,310       1,048       4,421          (76)        18,978
SG&A ..................        2,604        2,681       3,705         498         378       4,578          (40)        14,404
Operating income ......          691        1,650         613         812         670         214          (76)         4,574
Interest income
   (expense), net .....          275         (374)       (360)          8         (24)     (2,302)          --         (2,777)
Income tax provision ..          390          369         250         505          --         361           --          1,875
Net income ............          576        1,082          50         315         647      13,632      (11,017)         5,285


Total Revenue

      Consolidated total revenue decreased by $2.7 million (2%) in the second quarter of 2001 as compared to the second quarter of 2000. Shieldalloy revenue was $5.9 million (18%) below the second quarter of 2000 due primarily to decreased sales volume and prices of vanadium, aluminum and niobium products. LSM revenue was $3.1 million (6%) below the second quarter of 2000. An increase in sales volume of aluminum products and sales volume and prices of ferrotitanium was offset by a discontinuation of sales of certain low-margin products sourced from third parties. GfE revenue was $1.5 million (6%) below the second quarter of 2000 due primarily to increased sales volume and selling prices of specialty coating materials and alloys for the titanium industry offset by lower sales volume of third-party nickel and niobium products sold to the iron and steel industries. CIF revenue was $2.0 million (26%) above the first quarter of 2000 due primarily to increased selling prices of tantalum products. Increased revenue at EWW and from distribution activities included in "Other" above was primarily the result of increased volume and/or selling prices of tantalum-containing products.

Gross Profit

      Gross profit increased to $21.1 million (16.1% of total revenue) in the quarter ended June 30, 2001 from $19.0 million (14.2% of total revenue) in the quarter ended July 31, 2000, an increase of 11%. Improved profitability in tantalum-containing products and specialty coating materials was offset somewhat by reduced profitability of ferrovanadium, ferrotitanium and aluminum products.

Selling, General and Administrative Expenses ("SG&A")

      SG&A decreased slightly to $13.3 million in the quarter ended June 30, 2001 from $14.4 million in the quarter ended July 31, 2000. For the quarter ended June 30, 2001, SG&A represented 10.2% of total revenue compared to 10.8% for the quarter ended July 31, 2000.

Operating Income

      Operating income increased to $8.1 million in the quarter ended June 30, 2001 from $4.6 million in the quarter ended July 31, 2000, due primarily to the increase in gross profit, discussed above. In addition, Shieldalloy recognized an environmental expense recovery of $0.3 million in the quarter ended June 30, 2001 upon settlement of a legal action relating to environmental matters at its New Jersey facility.

Interest Expense, Net

      Interest expense, net, is as follows (in thousands):

                                                QUARTER ENDED
                                            ---------------------
                                            JUNE 30,     JULY 31,
                                              2001         2000
                                            --------     --------
               Interest income ........     $    486     $    883
               Interest expense .......       (3,729)      (3,660)
                                            --------     --------
                  Interest expense, net     $ (3,243)    $ (2,777)
                                            ========     ========


Income Tax Provision, Net

      Income tax provision, net of tax benefits, is as follows (in thousands):

                                                    QUARTER ENDED
                                                ---------------------
                                                JUNE 30,     JULY 31,
                                                  2001         2000
                                                --------     --------
               Total current ..............     $  1,648     $  1,093
               Total deferred .............        1,110          782
                                                --------     --------
                  Income tax provision, net     $  2,758     $  1,875
                                                ========     ========


      The difference between the statutory federal income tax rate and Metallurg's effective rate for the quarter ended June 30, 2001 is principally due to: (i) losses in certain foreign jurisdictions for which the related deferred tax was offset by a valuation allowance; (ii) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized of $0.2 million in the quarter ended June 30, 2001; and (iii) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital", of $0.6 million in the quarter ended June 30, 2001. The deferred tax expenses referred to in items (ii) and (iii) above will not result in cash payments in future periods.

Net Income

      Net income was $2.1 million in the quarter ended June 30, 2001 compared to $5.3 million for the quarter ended July 31, 2000. The net income for the quarter ended June 30, 2001 benefited primarily from the increased gross margins, discussed above, whereas the net income for the quarter ended July 31, 2000 resulted primarily from a gain of $5.1 million, recorded in other income, on the sale of Metallurg's interest in Solikamsk Magnesium Works ("SMW").

RESULTS OF OPERATIONS - THE TWO QUARTERS ENDED JUNE 30, 2001 COMPARED TO THE TWO QUARTERS ENDED JULY 31, 2000

                                                                                                    INTERSEGMENT   CONSOLIDATED
                          SHIELDALLOY      LSM         GFE         EWW         CIF        OTHER     ELIMINATIONS      TOTALS
                          -----------   ---------   ---------   ---------   ---------   ---------   ------------   ------------
TWO QUARTERS ENDED
   JUNE 30, 2001
Total revenue .........    $  53,617    $  90,132   $  52,271   $  20,732   $  19,738   $  95,811    $ (65,507)     $ 266,794
Gross profit ..........        2,772        8,398      10,434       4,426       4,197      14,259       (1,342)        43,144
SG&A ..................        4,437        5,362       7,537       1,007         930       8,469         (340)        27,402
Environmental expense
   recovery ...........         (600)          --          --          --          --          --           --           (600)
Operating (loss) income       (1,405)       2,695       2,897       3,419       3,267       6,454         (985)        16,342
Interest (expense)
   income, net ........          (24)        (751)       (530)         98        (337)     (4,793)          --         (6,337)
Income tax (benefit)
   provision ..........         (314)         706         871       1,339         501       1,950           --          5,053
Net (loss) income .....       (1,115)       1,316       1,546       2,178       2,429      15,834      (17,052)         5,136

TWO QUARTERS ENDED
   JULY 31, 2000
Total revenue .........    $  61,110    $  92,442   $  50,188   $  18,785   $  14,318   $  80,724    $ (59,121)     $ 258,446
Gross profit ..........        5,933        9,491       7,675       2,369       1,909       8,188          164         35,729
SG&A ..................        4,744        5,436       7,308       1,119         750       8,840          (81)        28,116
Environmental expense
   recovery ...........         (750)          --          --          --          --          --           --           (750)
Operating income ......        1,599        3,725         367       1,250       1,159          99          164          8,363
Interest income
   (expense), net .....          567         (454)       (663)         13         (52)     (4,760)          --         (5,349)
Income tax provision ..          882        1,010         373         701           4         521           --          3,491
Net income (loss) .....        1,284        2,431        (593)        562       1,104      15,483      (15,341)         4,930


Total Revenue

      Consolidated total revenue increased by $8.3 million (3%) in the first two quarters of 2001 as compared to the first two quarters of 2000. Shieldalloy revenue was $7.5 million (12%) below the first two quarters of 2000. Increased sales volume of chrome products was more than offset by lower sales volume and prices of vanadium and aluminum products. LSM revenue was $2.3 million (2%) below the first two quarters of 2000. An increase in sales of aluminum products, due primarily to the acquisition of Hydelko on March 31, 2000, and higher sales prices and volumes of ferrotitanium and compacted products were offset by a discontinuation of sales of certain low-margin products sourced from third parties. GfE revenue was $2.1 million (4%) above the first two quarters of 2000 due primarily to increased sales volume and selling prices of specialty coating materials and alloys for the titanium industry offset by decreased volume and selling prices of third-party nickel products. CIF revenue was $5.4 million (38%) above the first two quarters of 2000 due primarily to increased selling prices of tantalum products. Increased revenue at EWW and from distribution activities included in "Other" above was primarily the result of increased volume and/or selling prices of tantalum-containing products.

Gross Profit

      Gross profit increased to $43.1 million (16.2% of total revenue) in the two quarters ended June 30, 2001 from $35.7 million (13.8% of total revenue) in the two quarters ended July 31, 2000, an increase of 21%. Improved profitability in tantalum-containing products and specialty coating materials was offset somewhat by reduced profitability of ferrovanadium, ferrotitanium and aluminum products.

Selling, General and Administrative Expenses

      SG&A decreased slightly to $27.4 million in the two quarters ended June 30, 2001 from $28.1 million in the two quarters ended July 31, 2000. For the two quarters ended June 30, 2001, SG&A represented 10.3% of total revenue compared to 10.9% for the two quarters ended July 31, 2000.

Operating Income

      Operating income increased to $16.3 million in the two quarters ended June 30, 2001 from $8.4 million in the two quarters ended July 31, 2000, due primarily to the increase in gross profit, discussed above. In addition, Shieldalloy recognized an environmental expense recovery of $0.6 million in the two quarters ended June 30, 2001 compared to $0.8 million in the two quarters ended July 31, 2000 upon settlements of legal actions relating to environmental matters at its New Jersey facility.

Interest Expense, Net

      Interest expense, net, is as follows (in thousands):

                                              TWO QUARTERS ENDED
                                            ----------------------
                                            JUNE 30,      JULY 31,
                                              2001          2000
                                            --------      --------
               Interest income ........     $  1,028      $  1,663
               Interest expense .......       (7,365)       (7,012)
                                            --------      --------
                  Interest expense, net     $ (6,337)     $ (5,349)
                                            ========      ========


Income Tax Provision, Net

      Income tax provision, net of tax benefits, is as follows (in thousands):

                                                  TWO QUARTERS ENDED
                                                ----------------------
                                                JUNE 30,      JULY 31,
                                                  2001          2000
                                                --------      --------
               Total current ..............     $  2,956      $  2,137
               Total deferred .............        2,097         1,354
                                                --------      --------
                  Income tax provision, net     $  5,053      $  3,491
                                                ========      ========


      The difference between the statutory federal income tax rate and Metallurg's effective rate for the two quarters June 30, 2001 is principally due to: (i) losses in certain foreign jurisdictions for which the related deferred tax was offset by a valuation allowance; (ii) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized of $0.7 million in the two quarters ended June 30, 2001; and (iii) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital", of $1.1 million in the two quarters ended June 30, 2001. The deferred tax expenses referred to in items (ii) and (iii) above will not result in cash payments in future periods.

Net Income

      Net income was $5.1 million in the two quarters ended June 30, 2001 compared to $4.9 million for the two quarters ended July 31, 2000. The net income for the two quarters ended June 30, 2001 benefited primarily from the increased gross margins, discussed above, whereas the net income for the two quarters ended July 31, 2000 resulted primarily from a gain of $5.1 million, recorded in other income, on the sale of Metallurg's interest in SMW.

LIQUIDITY AND FINANCIAL RESOURCES

General

      Metallurg's sources of liquidity include cash and cash equivalents, cash from operations and amounts available under credit facilities. At June 30, 2001, Metallurg had $26.0 million in cash and cash equivalents. Metallurg believes that these sources are sufficient to fund current and anticipated future requirements through the next twelve months.

      At June 30, 2001, Metallurg had working capital of $127.6 million, as compared to $120.9 million at December 31, 2000. For the first two quarters of 2001, Metallurg's use of $5.4 million in cash for operations resulted primarily from net income, which was more than offset by the increase in trade receivables and inventory and the $5.5 million semi-annual interest payment on the Senior Notes.

Credit Facilities and Other Financing Arrangements

      Metallurg has a credit facility with certain financial institutions led by Fleet National Bank as agent (the "Revolving Credit Facility") which provides Metallurg, Inc., Shieldalloy and certain of their subsidiaries with up to $50.0 million of financing resources, including a German subfacility (as discussed below). Interest is charged at a rate per annum equal to (i) LIBOR plus 2.0% - 2.5% or (ii) Prime plus up to 1%, based on the performance of Metallurg, Inc. and certain of its subsidiaries. The Revolving Credit Facility permits borrowings of up to $50.0 million for working capital requirements and general corporate purposes, up to $35.0 million of which may be used for letters of credit in the U.S. As part of the Revolving Credit Facility, Fleet National Bank, through its London office, makes available up to DM 20.5 million ($8.9 million) of financing to GfE, which is guaranteed by Metallurg, Inc. and the other U.S. borrowers under the Revolving Credit Facility. At June 30, 2001, $0.9 million of loans were outstanding in Germany and $23.2 million of letters of credit were outstanding in the U.S.

      During the second quarter, LSM extended and restructured its revolving credit facilities and term loans with Barclays Bank plc and HSBC Bank plc. The agreements provide LSM with several facilities. Three overdraft facilities provide LSM with up to L8.5 million ($12.0 million) of borrowings, L43.3 million ($61.3 million) in notional amount of foreign exchange contracts and options and L2.8 million ($4.0 million) for other ancillary banking arrangements, including bank guarantees. Borrowings under these facilities are payable on demand. Outstanding loans under this facility bear interest at a rate of 1.0% over the lender's base rate. Four revolving term loan facilities provide for borrowings up to L12.0 million ($17.0 million) at interest rates of LIBOR plus 0.75% - 0.95%. LSM is required to pay fees ranging from 0.375% to 0.475% per annum on the unused portion of these facilities. Two of the facilities expire during the second quarter of 2004 while the other two expire during the second quarter of 2006. These term loan facilities require LSM to comply with various covenants, including the maintenance of minimum net worth and interest coverage. The proceeds from these loans were used to refinance existing term loans and overdraft facilities. At June 30, 2001 LSM had L2.0 million ($2.8 million) outstanding under the overdraft facilities and L12.0 million ($17.0 million) outstanding under the revolving term loan facilities.

      In addition, certain other foreign subsidiaries of Metallurg have credit facility arrangements with local banking institutions to provide funds for working capital and general corporate purposes. These local credit facilities contain restrictions that vary from company to company. At June 30, 2001, there were $1.4 million of outstanding loans under these local credit facilities.

CAPITAL EXPENDITURES

      Metallurg invested $5.5 million in capital expenditures during the first two quarters of 2001. Capital expenditures are expected to total approximately $20 million in 2001. Although Metallurg has projected these items in 2001, Metallurg has not committed purchases to vendors for all of these projects as some projects remain contingent on final approvals and other conditions and the actual timing of expenditures may extend into 2002. Metallurg believes that these projects will be funded through existing and future internally generated cash and credit lines.

ENVIRONMENTAL REMEDIATION COSTS

      Losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the first two quarters of 2001, Metallurg expended $1.1 million for environmental remediation activities that have been previously accrued for.

      In 1997, Shieldalloy entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, Shieldalloy has agreed to perform environmental remediation that, as of June 30, 2001, had an accrual of $31.6 million for the remaining estimated cost of completion. Of this amount, $2.6 million is expected to be expended in the last two quarters of 2001, $5.4 million in 2002 and $2.3 million in 2003. In addition, Metallurg had accruals of $2.9 million for estimated expenditures with respect to environmental remediation at its foreign facilities. Of this amount, $0.9 million is expected to be expended over the next three years.

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

      Refer to the Market Risk section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in Metallurg's annual report on Form 10-K for the year ended December 31, 2000, which is incorporated by reference herein.

                           PART II - OTHER INFORMATION

                           ITEM 1 - LEGAL PROCEEDINGS

      The Registrant has previously reported that it was a defendant in an action brought by local residents alleging personal injury and property damage from groundwater contamination and other exposure to hazardous materials allegedly originating from Shieldalloy's New Jersey plant. In June 2001, this action was settled and all claims against Metallurg were dismissed with prejudice.




                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K



      (a)  EXHIBITS

           None


      (b)  REPORTS ON FORM 8-K

           None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 13, 2001 on its behalf by the undersigned thereunto duly authorized.



                                             METALLURG, INC.
                                             By: /s/ Barry C. Nuss
                                                ----------------------------
                                             Barry C. Nuss
                                             Vice President, Finance and
                                               Chief Financial Officer