Form 10-Q
period 2001-09-30
METALLURG INC
filed 2001-11-13
CIK 1030992

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from          to

METALLURG, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of organization)	13-1661467 (I.R.S. Employer Identification No.)

6 East 43rd Street New York, New York 10017 (Address of principal executive offices)	(212) 835-0200 (Registrant’s telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   No

         The number of shares of common stock, $0.01 par value, issued and outstanding as of November 13, 2001 was 5,000,000.

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

INDEX

			Page No.

Part I	FINANCIAL INFORMATION:

	Item 1-	Financial Statements (Unaudited)

		Condensed Statements of Consolidated Operations for the Quarters and the Three Quarters Ended September 30, 2001 and October 31, 2000.	2

		Condensed Consolidated Balance Sheets at September 30, 2001 and December 31, 2000.	3

		Condensed Statements of Consolidated Cash Flows for the Three Quarters Ended September 30, 2001 and October 31, 2000.	4

		Notes to Condensed Unaudited Consolidated Financial Statements	5-12

	Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-19

	Item 3 -	Quantitative and Qualitative Disclosure of Market Risk	20

Part II	OTHER INFORMATION:

	Item 6.	(a) EXHIBITS	21

	Item 6.	(b) REPORTS ON FORM 8-K	21

	Signature Page		22

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In thousands)

	Quarters Ended		Three Quarters Ended

	September 30,	October 31,	September 30,	October 31,
	2001	2000	2001	2000

Sales	$113,893	$117,942	$380,022	$376,085

Commission income	203	183	868	486

Total revenue	114,096	118,125	380,890	376,571

Operating costs and expenses:

Cost of sales	97,830	102,656	321,480	325,373

Selling, general and administrative expenses	12,865	13,412	40,267	41,528

Environmental expense recovery	–	–	(600)	(750)

Total operating costs and expenses	110,695	116,068	361,147	366,151

Operating income	3,401	2,057	19,743	10,420

Other income (expense):

Other income, net	42	135	174	5,485

Interest expense, net	(3,387)	(2,499)	(9,724)	(7,848)

Income (loss) before income tax (benefit) provision and minority interest	56	(307)	10,193	8,057

Income tax (benefit) provision	(49)	1,200	5,004	4,691

Income (loss) before minority interest	105	(1,507)	5,189	3,366

Minority interest	(15)	104	37	161

Net income (loss)	90	(1,403)	5,226	3,527

Other comprehensive income (loss):

Foreign currency translation adjustment	1,319	(1,472)	(1,495)	(4,598)

Deferred income (loss) on derivatives	116	–	(76)	–

Comprehensive income (loss)	$1,525	$(2,875)	$3,655	$(1,071)

See notes to condensed unaudited consolidated financial statements.

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$28,662	$33,402

Accounts and notes receivable, net	64,843	69,212

Inventories	103,413	91,176

Other current assets	13,758	14,820

Total current assets	210,676	208,610

Property, plant and equipment, net	64,769	61,428

Other assets	21,903	20,117

Total	$297,348	$290,155

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities:

Short-term debt and current portion of long-term debt	$6,146	$11,305

Trade payables	47,296	44,985

Accrued expenses	28,122	27,335

Other current liabilities	2,869	4,116

Total current liabilities	84,433	87,741

Long-term Liabilities:

Long-term debt	123,173	115,420

Accrued pension liabilities	31,732	33,442

Environmental liabilities, net	29,864	30,219

Other liabilities	6,736	7,029

Total long-term liabilities	191,505	186,110

Total liabilities	275,938	273,851

Minority Interest	508	557

Shareholder’s Equity:

Common stock	50	50

Due from parent company	(19,714)	(19,714)

Additional paid-in capital	49,166	47,666

Accumulated other comprehensive loss	(8,062)	(6,491)

Retained deficit	(538)	(5,764)

Total shareholder’s equity	20,902	15,747

Total	$297,348	$290,155

See notes to condensed unaudited consolidated financial statements.

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In thousands)

	Three Quarters Ended

	September 30,	October 31,
	2001	2000

Cash Flows from Operating Activities:

Net income	$5,226	$3,527

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	7,899	6,485

Loss (gain) on sale of assets	77	(5,161)

Deferred income taxes	2,351	1,825

Total	15,553	6,676

Change in operating assets and liabilities:

Decrease (increase) in trade receivables	1,900	(819)

Increase in inventories	(13,824)	(12,371)

Decrease (increase) in other current assets	457	(3,552)

Increase in trade payables and accrued expenses	5,240	4,486

Restructuring payments	(48)	(1,510)

Environmental payments	(1,376)	(1,889)

Other assets and liabilities, net	(2,753)	2,338

Net cash provided by (used in) operating activities	5,149	(6,641)

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(11,872)	(12,356)

Proceeds from asset sales	97	8,417

Acquisitions, net of cash	(1,152)	(11,196)

Other, net	60	62

Net cash used in investing activities	(12,867)	(15,073)

Cash Flows from Financing Activities:

Net proceeds of long-term debt	7,549	6,915

Net (repayment) borrowing of short-term debt	(4,057)	5,877

Purchase of parent company debt	–	(19,714)

Minority interest contribution	–	676

Net cash provided by (used in) financing activities	3,492	(6,246)

Effects of exchange rate changes on cash and cash equivalents	(514)	(920)

Net decrease in cash and cash equivalents	(4,740)	(28,880)

Cash and cash equivalents – beginning of period	33,402	58,611

Cash and cash equivalents – end of period	$28,662	$29,731

See notes to condensed unaudited consolidated financial statements.

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

         The accompanying condensed unaudited consolidated financial statements include the accounts of Metallurg, Inc. and its majority-owned subsidiaries (collectively, “Metallurg”). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Accounting Principles Board Opinion No. 28. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2000 was derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the interim period. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

         Metallurg is a wholly owned subsidiary of Metallurg Holdings, Inc. (“Metallurg Holdings”) since the acquisition date of July 13, 1998. The financial statements do not reflect the pushdown of purchase accounting adjustments recorded by Metallurg Holdings.

         For further information, see the financial statements and footnotes thereto included in Metallurg’s audited consolidated financial statements for the year ended December 31, 2000.

         Effective December 31, 2000, Metallurg, Inc. changed from a fiscal year ending January 31 to a calendar year. As a result, Metallurg, Inc. no longer reports the results of its operating subsidiaries on a one-month lag. The quarter ended October 31, 2000 includes operating results of Metallurg, Inc., the parent holding company, for the three months ended October 31, 2000 and the operating results of its subsidiaries for the three months ended September 30, 2000. The three quarters ended October 31, 2000 include the results of Metallurg Inc., the parent holding company, for the nine months ended October 31, 2000 and the operating results of its subsidiaries for the nine months ended September 30, 2000.

         Certain prior year amounts were reclassified to conform to current year presentations.

2.	Segments and Related Information

         Metallurg operates in one significant industry segment, the manufacture and sale of performance-enhancing additives mainly for the metallurgical industry. Metallurg is organized around its major production facilities in the U.S., the U.K., Germany and Brazil, which are supported by an established worldwide sales network. In addition to its own products, Metallurg distributes complementary products manufactured by third parties.

    Reportable Segments

         Shieldalloy Metallurgical Corporation (“Shieldalloy”) – This unit is comprised of two production facilities in the U.S. The New Jersey plant manufactures and sells aluminum alloy grain refiners and alloying tablets for the aluminum industry, metal powders for the welding industry and specialty ferroalloys for the superalloy and steel industries. The Ohio plant manufactures and sells ferrovanadium and vanadium-based chemicals used mostly in the steel and petrochemical industries.

         London & Scandinavian Metallurgical Co Limited and its subsidiaries (collectively, “LSM”) – This unit is comprised mainly of three production facilities in the U.K., one in Poland and another in Norway which manufacture and sell aluminum alloy grain refiners and alloying tablets for the aluminum industry, chromium metal and specialty ferroalloys for the steel and superalloy industries and aluminum powder for various metal powder-consuming industries. The Norwegian facility (“Hydelko”) was acquired on March 31, 2000.

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

2.	Segments and Related Information – (Continued)

         Gesellschaft fur Elektrometallurgie mbH and its subsidiaries (collectively, “GfE”) – This unit is comprised of two production facilities and a sales office in Germany. The Nuremberg plant manufactures and sells a wide variety of specialty products, including vanadium-based chemicals and sophisticated metals, alloys and powders used in the titanium, superalloy, electronics, telecommunications, biomedical and optics industries. The Morsdorf plant produces medical prostheses, implants and surgical instruments for orthopedic applications.

         Elektrowerk Weisweiler GmbH (“EWW”) – This production unit, also located in Germany, produces various grades of low carbon ferrochrome used in the superalloy, welding and steel industries.

         Companhia Industrial Fluminense (“CIF”) – This unit is comprised mainly of two production facilities in Brazil. The Sao Joao del Rei plant manufactures and sells aluminum alloy grain refiners and alloying tablets for the aluminum industry and metal oxides used in the telecommunications, superalloy and specialty metal industries. The Nazareno mine extracts and concentrates ores containing tantalum and niobium that are processed, along with other raw materials, into metal oxides at the Sao Joao del Rei plant.

         In addition to their manufacturing operations, Shieldalloy, LSM and GfE import and distribute complementary products manufactured by affiliates and third parties.

         Summarized financial information concerning Metallurg’s reportable segments is shown in the following table (in thousands). Each segment records direct expenses related to its employees and operations. The “Other” column includes corporate related items and results of subsidiaries not meeting the quantitative thresholds as prescribed by applicable accounting rules. Metallurg does not allocate general corporate overhead expenses to operating segments. There have been no material changes in segment assets from the amounts disclosed in the last annual report.

							Intersegment	Consolidated
	Shieldalloy	LSM	GfE	EWW	CIF	Other	Eliminations	Totals

Quarter Ended September 30, 2001

Revenue from external customers	$24,815	$32,500	$16,064	$3,559	$3,806	$33,352		$114,096

Intergroup revenue	995	12,515	2,131	4,796	6,826	4,404	$(31,667)	–

Income tax (benefit) provision	(323)	(157)	217	(34)	734	(486)	–	(49)

Net (loss) income	(581)	(557)	(524)	17	937	3,421	(2,623)	90

Quarter Ended October 31, 2000

Revenue from external customers	$28,608	$31,606	$19,191	$3,023	$3,934	$31,763		$118,125

Intergroup revenue	951	9,181	3,059	4,556	3,651	4,816	$(26,214)	–

Income tax (benefit) provision	(224)	327	22	146	56	873	–	1,200

Net (loss) income	(314)	391	96	276	931	(1,719)	(1,064)	(1,403)

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

2.	Segments and Related Information – (Continued)

							Intersegment	Consolidated
	Shieldalloy	LSM	GfE	EWW	CIF	Other	Eliminations	Totals

Three Quarters Ended September 30, 2001

Revenue from external customers	$75,920	$103,307	$61,829	$10,406	$11,667	$117,761		$380,890

Intergroup revenue	3,507	31,840	8,637	18,681	18,703	15,806	$(97,174)	–

Environmental expense recovery	(600)	–	–	–	–	–	–	(600)

Income tax (benefit) provision	(637)	549	1,088	1,305	1,235	1,464	–	5,004

Net (loss) income	(1,696)	759	1,022	2,195	3,366	19,255	(19,675)	5,226

Three Quarters Ended October 31, 2000

Revenue from external customers	$87,694	$100,820	$62,716	$10,000	$11,175	$104,166		$376,571

Intergroup revenue	2,975	32,409	9,722	16,364	10,728	13,137	$(85,335)	–

Environmental expense recovery	(750)	–	–	–	–	–	–	(750)

Income tax provision	658	1,337	395	847	60	1,394	–	4,691

Net income (loss)	970	2,822	(497)	838	2,035	9,930	(12,571)	3,527

3.	Inventories

         Inventories, net of reserves, consist of the following (in thousands):

	September 30,	December 31,
	2001	2000

Raw materials	$22,597	$20,491

Work in process	4,189	2,854

Finished goods	73,097	64,781

Other	3,530	3,050

Total	$103,413	$91,176

4.	Contingent Liabilities

         Metallurg continues to respond to legal claims arising in the normal course of business. Management believes, based on the advice of counsel, that the outcome of such claims will not have a material adverse effect on Metallurg’s consolidated financial position, results of operations or liquidity. There can be no assurance, however, that future litigation or proceedings will not result in an adverse judgment against Metallurg, which could have a material adverse effect on Metallurg’s future results of operations or cash flows.

5.	Earnings Per Share

         Earnings per share is not presented since Metallurg, Inc. is a wholly owned subsidiary of Metallurg Holdings.

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

6.	Recently Adopted Accounting Pronouncements

         Effective January 1, 2001, Metallurg adopted Financial Accounting Standards Board Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”). As a result of adopting SFAS 133, Metallurg recognizes all derivatives on the balance sheet at fair value. Derivatives that are not designated hedges are adjusted to fair value through income. Changes in the fair value of derivatives that are designated hedges are either offset against the change in fair value of the hedged firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The adoption of SFAS 133 did not have a material effect on Metallurg’s financial statements.

7.	Recently Issued Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, which establishes accounting and reporting standards for business combinations, and SFAS No. 142, “Goodwill and Other Intangible Assets”, which addresses the accounting and reporting of acquired goodwill and other intangible assets.

         In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets.

         The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Metallurg is required to adopt SFAS No. 142 and No. 144 on January 1, 2002. Metallurg does not expect any of the above statements to have a material effect on its financial statements.

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

8.	Supplemental Guarantor Information

         In November 1997, Metallurg, Inc. issued $100 million principal amount of its 11% Senior Notes due 2007 (the “Senior Notes”). Under the terms of the Senior Notes, Shieldalloy, Metallurg Holdings Corporation, Metallurg Services, Inc., Metallurg International Resources, LLC and MIR (China), Inc. (collectively, the “Guarantors”), wholly owned subsidiaries of Metallurg, Inc., have fully and unconditionally guaranteed on a joint and several basis Metallurg, Inc.’s obligations to pay principal, premium and interest relative to the Senior Notes. Management has determined that separate, full financial statements of the Guarantors would not be material to potential investors and, accordingly, such financial statements are not provided. Supplemental financial information of the Guarantors is presented below.

Condensed Consolidating Statement of Operations (Unaudited)
Quarter Ended September 30, 2001
(In thousands)

		Combined	Combined
	Metallurg,	Guarantor	Non-Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenue		$36,579	$97,282	$(19,765)	$114,096

Operating costs and expenses:

Cost of sales		31,017	86,002	(19,189)	97,830

Selling, general and administrative expenses	$1,404	2,529	9,295	(363)	12,865

Total operating costs and expenses	1,404	33,546	95,297	(19,552)	110,695

Operating (loss) income	(1,404)	3,033	1,985	(213)	3,401

Other income (expense):

Other income, net	–	19,557	42	(19,557)	42

Interest (expense) income, net	(2,641)	246	(992)	–	(3,387)

Equity in earnings of subsidiaries	2,425	(19,300)	(272)	17,147	–

(Loss) income before income tax (benefit) provision and minority interest	(1,620)	3,536	763	(2,623)	56

Income tax (benefit) provision	(1,710)	770	891	–	(49)

Income (loss) before minority interest	90	2,766	(128)	(2,623)	105

Minority interest	–	–	(15)	–	(15)

Net income (loss)	90	2,766	(143)	(2,623)	90

Other comprehensive income (loss):

Foreign currency translation adjustment	1,319	1,271	2,660	(3,931)	1,319

Deferred income (loss) on derivatives	116	96	(96)	–	116

Comprehensive income	$1,525	$4,133	$2,421	$(6,554)	$1,525

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

8.	Supplemental Guarantor Information – (Continued)

Condensed Consolidating Statement of Operations (Unaudited)
Three Quarters Ended September 30, 2001
(In thousands)

		Combined	Combined
	Metallurg,	Guarantor	Non-Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenue		$124,811	$317,742	$(61,663)	$380,890

Operating costs and expenses:

Cost of sales		108,617	272,608	(59,745)	321,480

Selling, general and administrative expenses	$4,065	7,986	28,936	(720)	40,267

Environmental expense recovery	–	(600)	–	–	(600)

Total operating costs and expenses	4,065	116,003	301,544	(60,465)	361,147

Operating (loss) income	(4,065)	8,808	16,198	(1,198)	19,743

Other income (expense):

Other income, net	–	48,155	174	(48,155)	174

Interest (expense) income, net	(7,524)	446	(2,646)	–	(9,724)

Equity in earnings of subsidiaries	12,725	(43,371)	968	29,678	–

Income before income tax (benefit) provision and minority interest	1,136	14,038	14,694	(19,675)	10,193

Income tax (benefit) provision	(4,090)	3,564	5,530	–	5,004

Income before minority interest	5,226	10,474	9,164	(19,675)	5,189

Minority interest	–	–	37	–	37

Net income	5,226	10,474	9,201	(19,675)	5,226

Other comprehensive (loss) income:

Foreign currency translation adjustment	(1,495)	(426)	(222)	648	(1,495)

Deferred (loss) income on derivatives	(76)	96	(288)	192	(76)

Comprehensive income	$3,655	$10,144	$8,691	$(18,835)	$3,655

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

8.	Supplemental Guarantor Information – (Continued)

Condensed Consolidating Balance Sheet September 30, 2001 (Unaudited)
(In thousands)

		Combined	Combined
	Metallurg,	Guarantor	Non-Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:

Cash and cash equivalents	$21,845	$1,231	$15,453	$(9,867)	$28,662

Accounts, notes and loans receivable, net	25,512	31,541	62,747	(54,957)	64,843

Inventories	–	41,216	66,250	(4,053)	103,413

Other current assets	8,631	3,899	11,190	(9,962)	13,758

Total current assets	55,988	77,887	155,640	(78,839)	210,676

Investments – intergroup	93,844	24,037	63,333	(181,214)	–

Property, plant and equipment, net	758	16,566	47,445	–	64,769

Other assets	6,126	59,239	64,898	(108,360)	21,903

Total	$156,716	$177,729	$331,316	$(368,413)	$297,348

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities:

Short-term debt and current portion of long-term debt			$16,013	$(9,867)	$6,146

Trade payables	$10,919	$42,283	49,051	(54,957)	47,296

Accrued expenses	5,674	7,110	15,338	–	28,122

Other current liabilities	–	9,962	2,869	(9,962)	2,869

Total current liabilities	16,593	59,355	83,271	(74,786)	84,433

Long-term Liabilities:

Long-term debt	100,000	–	23,173	–	123,173

Accrued pension liabilities	858	–	30,874	–	31,732

Environmental liabilities, net	–	27,551	2,313	–	29,864

Other liabilities	18,363	–	49,298	(60,925)	6,736

Total long-term liabilities	119,221	27,551	105,658	(60,925)	191,505

Total liabilities	135,814	86,906	188,929	(135,711)	275,938

Minority Interest	–	–	508	–	508

Shareholder’s Equity:

Common stock	50	1,227	120,935	(122,162)	50

Due from parent company	(19,714)	–	–	–	(19,714)

Additional paid-in capital	49,166	104,945	11,927	(116,872)	49,166

Accumulated other comprehensive (loss) income	(8,062)	(4,956)	14,734	(9,778)	(8,062)

Retained deficit	(538)	(10,393)	(5,717)	16,110	(538)

Total shareholder’s equity	20,902	90,823	141,879	(232,702)	20,902

Total	$156,716	$177,729	$331,316	$(368,413)	$297,348

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

8.	Supplemental Guarantor Information – (Continued)

Condensed Consolidating Statement of Cash Flows (Unaudited)
Three Quarters Ended September 30, 2001
(In thousands)

		Combined	Combined
		Guarantor	Non-Guarantor
	Metallurg, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities	$(7,158)	$3,296	$9,011		$5,149

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(25)	(4,952)	(6,895)		(11,872)

Proceeds from asset sales	11	–	86		97

Other, net	60	–	(1,152)		(1,092)

Net cash provided by (used in) investing activities	46	(4,952)	(7,961)		(12,867)

Cash Flows from Financing Activities:

Net (repayment) borrowing of intergroup debt	(964)	1,303	(339)		–

Net proceeds of long-term debt	–	–	7,549		7,549

Net repayment of short-term debt	–	–	(4,675)	$618	(4,057)

Dividends received (paid)	4,745	–	(4,745)	–	–

Net cash provided by (used in) financing activities	3,781	1,303	(2,210)	618	3,492

Effects of exchange rate changes on cash and cash equivalents	–	–	(514)	–	(514)

Net decrease in cash and cash equivalents	(3,331)	(353)	(1,674)	618	(4,740)

Cash and cash equivalents – beginning of period	25,176	1,584	17,127	(10,485)	33,402

Cash and cash equivalents – end of period	$21,845	$1,231	$15,453	$(9,867)	$28,662

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward-Looking Statements

         Certain matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q may constitute forward-looking statements for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of Metallurg to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Factors which may cause Metallurg’s results to be materially different include the cyclical nature of Metallurg’s business, Metallurg’s dependence on foreign customers (particularly customers in Europe), the economic strength of Metallurg’s markets generally and particularly the strength of the demand for aluminum, superalloys, titanium alloys, iron and steel in those markets, the accuracy of Metallurg’s estimates of the costs of environmental remediation and the extension or expiration of existing anti-dumping duties.

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

         Over the first three quarters of 2001, production in the aluminum industry has subsided from the high levels of late 2000. The decline was particularly pronounced in the U.S. during this period, and recently has become more notable in Europe, Japan, and Southeast Asia. Demand for Metallurg’s aluminum products has thus been subdued in North America, but has held up well elsewhere during the first three quarters. Metallurg carried out a rationalization of its aluminum master alloys and grain refiner production activities during the second quarter in order to better utilize the capabilities of its various plants and better serve customers in this competitive and increasingly global marketplace. As a result, melting operations are now discontinued at Shieldalloy’s New Jersey facility and production has been increased at plants in the U.K., Norway and Brazil.

         The superalloy industry operated at a high capacity level during the first three quarters of 2001 to meet heavy U.S. demand for power generation equipment and aerospace materials, resulting in healthy demand for Metallurg’s chromium and high-purity niobium products.

         U.S. steel production has been quite depressed during the first three quarters of 2001 with output falling continuously over the second and third quarters due to the weakening economy and excess world supply. In the rest of the world, steel production remained relatively stable for the first half of the year, but dropped in the third quarter. Ferrovanadium demand in the U.S. was weak over the third quarter and prices drifted lower.

         During 2000, demand for electronic components containing tantalum increased sharply, which impacted the price of all tantalum materials as the year progressed. Metallurg benefited, particularly in the last twelve months, in its various tantalum operations from the consequent strengthening of its tantalum product prices. Prices and demand have declined in 2001, but Metallurg’s products continue to be priced at higher levels than in the corresponding periods of 2000.

         The third quarter is traditionally a time of weaker demand from our customers due to summer vacations in the northern hemisphere and this year the general weakening of world economic activity was also being increasingly felt. The tragic events of September 11th have had a further negative impact on the global economic outlook, and we are anticipating weakening demand and pricing for our products in the months to come.

Results of Operations – The Quarter Ended September 30, 2001 Compared to the Quarter Ended October 31, 2000

         Metallurg operates in one significant industry segment, the manufacture and sale of performance-enhancing additives mainly for the metallurgical industry. Metallurg is organized around its major production facilities in the U.S., the U.K., Germany and Brazil, which are supported by an established worldwide sales network. In addition to its own products, Metallurg distributes products manufactured by third parties. This is a natural complement to Metallurg’s manufacturing operations and leverages its global sales staff by providing a broader product offering to existing customers without incurring significant additional overhead.

         Summarized financial information concerning Metallurg’s reportable segments is shown in the following table (in thousands). Each segment records direct expenses related to its employees and operations. The “Other” column includes corporate related items and results of subsidiaries not meeting the quantitative thresholds as prescribed by applicable accounting rules. Metallurg does not allocate general corporate overhead expenses to operating segments. There have been no material changes in segment assets from the amounts disclosed in the last annual report.

							Intersegment	Consolidated
	Shieldalloy	LSM	GfE	EWW	CIF	Other	Eliminations	Totals

Quarter Ended September 30, 2001

Total revenue	$25,810	$45,015	$18,195	$8,355	$10,632	$37,756	$(31,667)	$114,096

Gross profit	1,527	2,405	3,241	345	2,282	7,042	(576)	16,266

SG&A	2,362	2,664	3,370	416	429	3,987	(363)	12,865

Operating (loss) income	(835)	(259)	(129)	(71)	1,853	3,055	(213)	3,401

Interest (expense) income, net	(69)	(479)	(189)	54	(182)	(2,522)	–	(3,387)

Income tax (benefit) provision	(323)	(157)	217	(34)	734	(486)	–	(49)

Net (loss) income	(581)	(557)	(524)	17	937	3,421	(2,623)	90

Quarter Ended October 31, 2000

Total revenue	$29,559	$40,787	$22,250	$7,579	$7,585	$36,579	$(26,214)	$118,125

Gross profit	1,890	3,862	3,650	844	994	4,449	(220)	15,469

SG&A	2,577	2,814	3,309	441	409	3,862	–	13,412

Operating (loss) income	(687)	1,048	341	403	585	587	(220)	2,057

Interest income (expense), net	149	(354)	(351)	19	394	(2,356)	–	(2,499)

Income tax (benefit) provision	(224)	327	22	146	56	873	–	1,200

Net (loss) income	(314)	391	96	276	931	(1,719)	(1,064)	(1,403)

Total Revenue

         Consolidated total revenue decreased by $4.0 million (3%) in the third quarter of 2001 as compared to the third quarter of 2000. Shieldalloy revenue was $3.7 million (13%) below the third quarter of 2000 due primarily to decreased selling prices of vanadium and aluminum products. LSM revenue was $4.2 million (10%) above the third quarter of 2000. An increase in sales volume and prices of aluminum products, chromium metal and ferrotitanium was offset by a discontinuation of sales of certain low-margin products sourced from third parties. GfE revenue was $4.1 million (18%) below the third quarter of 2000 due primarily to lower sales volume of third-party nickel, niobium and ferrovanadium products sold to the iron and steel industries. EWW revenue was $0.8 million (10%) above the third quarter of 2000 due primarily to increased sales volume of ferrochrome. CIF revenue was $3.0 million (40%) above the third quarter of 2000 due primarily to increased selling prices of tantalum products.

Gross Profit

         Gross profit increased to $16.3 million (14.3% of total revenue) in the quarter ended September 30, 2001 from $15.5 million (13.1% of total revenue) in the quarter ended October 31, 2000, an increase of 5%. Improved profitability in tantalum-containing and niobium products was offset somewhat by reduced profitability of ferrovanadium, ferrotitanium and aluminum products.

Selling, General and Administrative Expenses (“SG&A”)

         SG&A decreased slightly to $12.9 million in the quarter ended September 30, 2001 from $13.4 million in the quarter ended October 31, 2000. For the quarter ended September 30, 2001, SG&A represented 11.3% of total revenue compared to 11.4% for the quarter ended October 31, 2000.

Operating Income

         Operating income increased to $3.4 million in the quarter ended September 30, 2001 from $2.1 million in the quarter ended October 31, 2000, due primarily to the increase in gross profit, discussed above.

Interest Expense, Net

         Interest expense, net, is as follows (in thousands):

	Quarters Ended

	September 30,	October 31,
	2001	2000

Interest income	$369	$1,124

Interest expense	(3,756)	(3,623)

Interest expense, net	$(3,387)	$(2,499)

         The decrease in interest income was due to lower interest rates in the current period and lower cash balances following the purchase of Metallurg Holdings’ Senior Discount Notes for $19.7 million in October 2000.

Income Tax (Benefit) Provision, Net

         Income tax (benefit) provision, net, is as follows (in thousands):

	Quarters Ended

	September 30,	October 31,
	2001	2000

Total current	$(303)	$729

Total deferred	254	471

Income tax (benefit) provision, net	$(49)	$1,200

         The difference between the statutory federal income tax rate and Metallurg’s effective rate for the quarter ended September 30, 2001 is principally due to: (i) the excess of foreign tax rates over the statutory federal income tax rate; (ii) the U.S. taxability of foreign dividends; and (iii) certain deductible temporary differences which, in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance.

         The deferred tax provision is comprised mainly of (i) losses in certain foreign jurisdictions for which the related deferred tax was offset by a valuation allowance; and (ii) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to “Additional paid-in capital”, of $0.4 million in the quarter ended September 30, 2001. The deferred tax expenses referred to in item (ii) above will not result in cash payments in future periods.

Net Income (Loss)

         Net income was $0.1 million in the quarter ended September 30, 2001 compared to a net loss of $1.4 million in the quarter ended October 31, 2000. The quarter ended September 30, 2001 benefited primarily from the increased gross margins, discussed above.

Results of Operations – The Three Quarters Ended September 30, 2001 Compared to the Three Quarters Ended October 31, 2000

							Intersegment	Consolidated
	Shieldalloy	LSM	GfE	EWW	CIF	Other	Eliminations	Totals

Three Quarters Ended September 30, 2001

Total revenue	$79,427	$135,147	$70,466	$29,087	$30,370	$133,567	$(97,174)	$380,890

Gross profit	4,299	10,803	13,675	4,771	6,479	21,301	(1,918)	59,410

SG&A	7,139	8,367	10,907	1,423	1,359	11,792	(720)	40,267

Environmental expense recovery	(600)	–	–	–	–	–	–	(600)

Operating (loss) income	(2,240)	2,436	2,768	3,348	5,120	9,509	(1,198)	19,743

Interest (expense) income, net	(93)	(1,230)	(719)	152	(519)	(7,315)	–	(9,724)

Income tax (benefit) provision	(637)	549	1,088	1,305	1,235	1,464	–	5,004

Net (loss) income	(1,696)	759	1,022	2,195	3,366	19,255	(19,675)	5,226

Three Quarters Ended October 31, 2000

Total revenue	$90,669	$133,229	$72,438	$26,364	$21,903	$117,303	$(85,335)	$376,571

Gross profit	7,823	13,353	11,325	3,213	2,903	12,637	(56)	51,198

SG&A	7,661	8,580	10,617	1,560	1,159	11,951	–	41,528

Environmental expense recovery	(750)	–	–	–	–	–	–	(750)

Operating income	912	4,773	708	1,653	1,744	686	(56)	10,420

Interest income (expense), net	716	(808)	(1,014)	32	342	(7,116)	–	(7,848)

Income tax provision	658	1,337	395	847	60	1,394	–	4,691

Net income (loss)	970	2,822	(497)	838	2,035	9,930	(12,571)	3,527

Total Revenue

         Consolidated total revenue increased by $4.3 million (1%) in the first three quarters of 2001 as compared to the first three quarters of 2000. Shieldalloy revenue was $11.2 million (12%) below the first three quarters of 2000. Increased sales volume of chrome products was more than offset by lower sales volume and prices of vanadium and aluminum products. LSM revenue was $1.9 million (1%) above the first three quarters of 2000. An increase in sales of aluminum products, due to increased sales volume of aluminum powder and master alloys and the acquisition of Hydelko on March 31, 2000, and higher sales volume of ferrotitanium and chromium metal were offset by a discontinuation of sales of certain low-margin products sourced from third parties. GfE revenue was $2.0 million (3%) below the first three quarters of 2000. Increased sales volume and selling prices of specialty coating materials and alloys for the titanium industry were more than offset by decreased volume and selling prices of third-party nickel, niobium and ferrovanadium products sold to the iron and steel industries. CIF revenue was $8.5 million (39%) above the first three quarters of 2000 due primarily to increased selling prices of tantalum products. Increased revenue at EWW and from distribution activities included in “Other” above was primarily the result of increased volume and/or selling prices of tantalum-containing products.

Gross Profit

         Gross profit increased to $59.4 million (15.6% of total revenue) in the three quarters ended September 30, 2001 from $51.2 million (13.6% of total revenue) in the three quarters ended October 31, 2000, an increase of 16%. Improved profitability in tantalum-containing and niobium products and specialty coating materials was offset somewhat by reduced profitability of ferrovanadium, ferrotitanium and aluminum products.

Selling, General and Administrative Expenses

         SG&A decreased slightly to $40.3 million in the three quarters ended September 30, 2001 from $41.5 million in the three quarters ended October 31, 2000. For the three quarters ended September 30, 2001, SG&A represented 10.6% of total revenue compared to 11.0% for the three quarters ended October 31, 2000.

Operating Income

         Operating income increased to $19.7 million in the three quarters ended September 30, 2001 from $10.4 million in the three quarters ended October 31, 2000, due primarily to the increase in gross profit, discussed above. In addition, Shieldalloy recognized an environmental expense recovery of $0.6 million in the three quarters ended September 30, 2001 compared to $0.8 million in the three quarters ended October 31, 2000 upon settlements of legal actions relating to environmental matters at its New Jersey facility.

Interest Expense, Net

         Interest expense, net, is as follows (in thousands):

	Three Quarters Ended

	September 30,	October 31,
	2001	2000

Interest income	$1,397	$2,787

Interest expense	(11,121)	(10,635)

Interest expense, net	$(9,724)	$(7,848)

         The decrease in interest income was due to lower interest rates in the current year and lower cash balances following the purchase of Metallurg Holdings’ Senior Discount Notes for $19.7 million in October 2000.

Income Tax Provision, Net

         Income tax provision, net of tax benefits, is as follows (in thousands):

	Three Quarters Ended

	September 30,	October 31,
	2001	2000

Total current	$2,653	$2,866

Total deferred	2,351	1,825

Income tax provision, net	$5,004	$4,691

         The difference between the statutory federal income tax rate and Metallurg’s effective rate for the three quarters ended September 30, 2001 is principally due to: (i) the excess of foreign tax rates over the statutory federal income tax rate; (ii) the U.S. taxability of foreign dividends; and (iii) certain deductible temporary differences which, in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance.

         The deferred tax provision is comprised mainly of (i) losses in certain foreign jurisdictions for which the related deferred tax was offset by a valuation allowance; (ii) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized of $0.7 million in the three quarters ended September 30, 2001; and (iii) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to “Additional paid-in capital”, of $1.5 million in the three quarters ended September 30, 2001. The deferred tax expenses referred to in items (ii) and (iii) above will not result in cash payments in future periods.

Net Income

         Net income was $5.2 million in the three quarters ended September 30, 2001 compared to $3.5 million in the three quarters ended October 31, 2000. The net income for the three quarters ended September 30, 2001 benefited primarily from the increased gross margins, discussed above, whereas the net income for the three quarters ended October 31, 2000 resulted primarily from a pre-tax gain of approximately $5.1 million, recorded in other income, on the sale of Metallurg’s interest in Solikamsk Magnesium Works.

Liquidity and Financial Resources

General

         Metallurg’s sources of liquidity include cash and cash equivalents, cash from operations and amounts available under credit facilities. At September 30, 2001, Metallurg had $28.7 million in cash and cash equivalents. Metallurg believes that these sources are sufficient to fund current and anticipated future requirements through the next twelve months.

         At September 30, 2001, Metallurg had working capital of $126.2 million, as compared to $120.9 million at December 31, 2000. For the first three quarters of 2001, Metallurg’s operations provided $5.1 million in cash primarily from net income.

Credit Facilities and Other Financing Arrangements

         Metallurg has a credit facility with certain financial institutions led by Fleet National Bank as agent (the “Revolving Credit Facility”) which provides Metallurg, Inc., Shieldalloy and certain of their subsidiaries with up to $50.0 million of financing resources, including a German subfacility (as discussed below). Interest is charged at a rate per annum equal to (i) LIBOR plus 2.0% - 2.5% or (ii) Prime plus up to 1%, based on the performance of Metallurg, Inc. and certain of its subsidiaries. The Revolving Credit Facility permits borrowings of up to $50.0 million for working capital requirements and general corporate purposes, up to $35.0 million of which may be used for letters of credit in the U.S. As part of the Revolving Credit Facility, Fleet National Bank, through its London office, makes available up to DM 20.5 million ($9.6 million) of financing to GfE, which is guaranteed by Metallurg, Inc. and the other U.S. borrowers under the Revolving Credit Facility. At September 30, 2001, no loans were outstanding and $23.2 million of letters of credit were outstanding in the U.S.

         During the second quarter, LSM extended and restructured its revolving credit facilities and term loans with Barclays Bank plc and HSBC Bank plc. The agreements provide LSM with several facilities. Three overdraft facilities provide LSM with up to £8.5 million ($12.5 million) of borrowings, £43.3 million ($63.8 million) in notional amount of foreign exchange contracts and options and £2.8 million ($4.1 million) for other ancillary banking arrangements, including bank guarantees. Borrowings under these facilities are payable on demand. Outstanding loans under this facility bear interest at a rate of 1.0% over the lender’s base rate. Four revolving term loan facilities provide for borrowings up to £12.0 million ($17.7 million) at interest rates of LIBOR plus 0.75% — 0.95%. LSM is required to pay fees ranging from 0.375% to 0.475% per annum on the unused portion of these facilities. Two of the facilities expire during the second quarter of 2004 while the other two expire during the second quarter of 2006. These term loan facilities require LSM to comply with various covenants, including the maintenance of minimum net worth and interest coverage. The proceeds from these loans were used to refinance existing term loans and overdraft facilities. At September 30, 2001, LSM had £1.7 million ($2.5 million) outstanding under the overdraft facilities and £12.0 million ($17.7 million) outstanding under the revolving term loan facilities.

         In addition, certain other foreign subsidiaries of Metallurg have credit facility arrangements with local banking institutions to provide funds for working capital and general corporate purposes. These local credit facilities contain restrictions that vary from company to company. At September 30, 2001, there were $2.5 million of outstanding loans under these local credit facilities.

Capital Expenditures

         Metallurg invested $11.9 million in capital expenditures during the first three quarters of 2001. Capital expenditures are expected to total approximately $18 million in 2001. Although Metallurg has projected these items in 2001, Metallurg has not committed purchases to vendors for all of these projects as some projects remain contingent on final approvals and other conditions and the actual timing of expenditures may extend into 2002. Metallurg believes that these projects will be funded through existing and future internally generated cash and credit lines.

Environmental Remediation Costs

         Losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the first three quarters of 2001, Metallurg expended $1.4 million for environmental remediation expenses that have been previously accrued.

         In 1997, Shieldalloy entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, Shieldalloy has agreed to perform environmental remediation that, as of September 30, 2001, had an accrual of $31.2 million for the remaining estimated cost of completion. Of this amount, $0.7 million is expected to be expended in the last quarter of 2001, $3.6 million in 2002 and $2.3 million in 2003. In addition, Metallurg had accruals of $3.1 million for estimated expenditures with respect to environmental remediation at its foreign facilities. Of this amount, $0.8 million is expected to be expended over the next three years.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

         Refer to the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Metallurg’s annual report on Form 10-K for the year ended December 31, 2000, which is incorporated by reference herein.

PART II — OTHER INFORMATION

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

10.1	Second Amendment to Amended and Restated Loan Agreement (dated as of October 29, 1999), dated as of November 3, 2000, by and among Metallurg, Inc., Shieldalloy Metallurgical Corporation and Metallurg International Resources, LLC, as Borrowers, Metallurg Services, Inc., MIR (China), Inc. and Metallurg Holdings Corporation, as Guarantors, and Fleet National Bank (formerly known as BankBoston, N.A.) as Agent for itself and the other financial institutions parties thereto, and the banks named therein.

10.2	Third Amendment to Amended and Restated Loan Agreement (dated as of October 29, 1999), dated as of July 2, 2001, among Metallurg, Inc., Shieldalloy Metallurgical Corporation and Metallurg International Resources, LLC, as Borrowers, Metallurg Services, Inc., Metallurg Holdings Corporation and MIR (China), Inc. as Guarantors, and Fleet National Bank (formerly known as BankBoston, N.A.) as Agent for itself and the other financial institutions parties thereto, and the banks named therein.

10.3	Fourth Amendment, dated as of July 2, 2001, to German Loan Agreement (dated as of October 20, 1997, as amended and restated as of July 22, 1998), by and among GfE Gesellschaft fur Elektrometallurgie mbH, GfE Umwelttecknik GmbH, GfE Giesserei-und Stahlwerksbedarf GmbH, GfE Metalle und Materialien GmbH, Keramed Medizintechnik GmbH and Fleet National Bank (formerly known as BankBoston, N.A.), London Branch.

(b) REPORTS ON FORM 8-K

None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 13, 2001 on its behalf by the undersigned thereunto duly authorized.

METALLURG, INC.

By: /s/ Barry C. Nuss

Barry C. Nuss Vice President, Finance and Chief Financial Officer