Form 10-K405
period 2001-12-31
METALLURG INC
filed 2002-03-27
CIK 1030992

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Shares outstanding at March 27, 2002: 5,000,000 shares of common stock, par value $.01 per share.

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

OVERVIEW

     Metallurg, Inc., a Delaware corporation, together with its majority-owned subsidiaries (collectively, "Metallurg") is a leading international producer and seller of high-quality specialty metals, alloys and metallic chemicals which are essential to the production of high-performance aluminum and titanium alloys, superalloys, steel and certain non-metallic materials for various applications in the aerospace, power supply, automotive, petrochemical processing and telecommunications industries. Metallurg sells more than 500 different products to over 3,000 customers worldwide.

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

     Metallurg operates in one significant industry segment, the manufacture and sale of performance-enhancing metal additives mainly for the metallurgical industry. Metallurg is organized around its major production facilities in the U.S., the U.K., Germany and Brazil, which are supported by an established worldwide sales network. In addition to its own products, Metallurg distributes products manufactured by third parties. This is a natural complement to Metallurg's manufacturing operations and leverages Metallurg's global sales staff by providing a broader product offering to existing customers without incurring significant additional overhead. The table below sets forth, for the periods indicated, information concerning revenue from Metallurg's five reportable segments, as described below:

                               REVENUE BY SEGMENT
                                 (IN MILLIONS)

                                                                          YEAR ENDED
                                                        ----------------------------------------------
                                                        DECEMBER 31,     DECEMBER 31,     JANUARY 31,
                                                            2001             2000             2000
                                                        -------------    -------------    ------------
SEGMENTS
Shieldalloy...........................................     $ 104.1          $ 118.9         $ 124.4
LSM...................................................       173.2            180.6           153.9
GfE...................................................        91.0             96.4            85.9
EWW...................................................        35.9             36.6            32.9
CIF...................................................        39.4             29.0            20.9
Other.................................................       171.5            180.5           168.8
Intersegment eliminations.............................      (118.4)          (115.1)         (109.7)
                                                           -------          -------         -------
          Total revenue...............................     $ 496.7          $ 526.9         $ 477.1
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

     GfE Gesellschaft fur Elektrometallurgie mbH and its subsidiaries (collectively, "GfE") -- This unit is comprised of two production facilities and a sales office in Germany. The Nuremberg plant manufactures and sells a wide variety of specialty products, including vanadium-based chemicals and sophisticated metals, alloys and powders used in the titanium, superalloy, electronics, telecommunications, biomedical and optics industries. The Morsdorf plant, which was sold in January 2002, produced medical prostheses, implants and surgical instruments for orthopedic applications. See "Note 17. Subsequent Events" to Metallurg's Consolidated Financial Statements.

     Elektrowerk Weisweiler GmbH ("EWW") -- This unit, also located in Germany, produces various grades of low carbon ferrochrome used in the superalloy, welding and steel industries.

     Companhia Industrial Fluminense ("CIF") -- This unit is comprised mainly of two production facilities in Brazil. The Sao Joao del Rei plant manufactures and sells aluminum alloy grain refiners and alloying tablets for the aluminum industry and tantalum and niobium oxides used in the telecommunications, superalloy and specialty metal industries. The Nazareno mine extracts and concentrates ores containing tantalum and niobium that are processed, along with other raw materials, into metal oxides at the Sao Joao del Rei plant.

     In addition to their manufacturing operations, Shieldalloy, LSM and GfE import and distribute complementary products manufactured by affiliates and third parties.

     Corporate-related items and results of subsidiaries not meeting the quantitative thresholds prescribed by applicable accounting rules for determining reportable segments are included in "Other". Metallurg does not allocate general corporate overhead expenses to operating segments.

PRODUCTS AND MARKETS

     Approximately 36% of Metallurg's sales for the year ended December 31, 2001 were made to the iron and steel industry (although less than one-third of such sales represented products manufactured by Metallurg). In addition, 22% of Metallurg's sales were made to the aluminum industry, 11% to the superalloy and titanium alloy industries and the remaining 31% were made to other industries, none of which was individually significant for reporting purposes. No single customer accounted for more than 10% of Metallurg's sales for the year ended December 31, 2001.

     Based on customer location, for the year ended December 31, 2001, approximately 49% of Metallurg's sales were made in Europe, 32% in North America, 8% in Africa, 7% in Asia and 4% in South America.

     The following table sets forth the revenue of product groups most significant to Metallurg's operations:

                           SIGNIFICANT PRODUCT GROUPS
                             (DOLLARS IN MILLIONS)

                                                                       Year Ended
                                                   ---------------------------------------------------
                                                    DECEMBER 31,      DECEMBER 31,       JANUARY 31,
                                                        2001             2000(a)           2000(a)
                                                   ---------------   ---------------   ---------------
                                                   REVENUE     %     REVENUE     %     REVENUE     %
                                                   -------   -----   -------   -----   -------   -----
NAME OF PRODUCT GROUP
Aluminum.........................................  $133.9     26.9   $125.5     23.8   $106.4     22.3
Chromium.........................................    82.5     16.6     86.7     16.5     77.3     16.2
Tantalum.........................................    53.6     10.8     41.3      7.8     14.5      3.0
Niobium..........................................    47.4      9.5     54.2     10.3     42.0      8.8
Vanadium.........................................    34.9      7.0     43.5      8.3     45.0      9.4
                                                   ------    -----   ------    -----   ------    -----
                                                    352.3     70.8    351.2     66.7    285.2     59.7
Other............................................   144.4     29.2    175.7     33.3    191.9     40.3
                                                   ------    -----   ------    -----   ------    -----
          Total revenue..........................  $496.7    100.0   $526.9    100.0   $477.1    100.0
                                                   ======    =====   ======    =====   ======    =====

---------------
(a) Certain amounts were reclassified to conform to the current year presentation.

     Aluminum Industry; Aluminum Master Alloys and Compacted
Products -- Metallurg manufactures a series of aluminum-based alloys and compacted additives supplied to the aluminum industry to enhance productivity in aluminum plants and to introduce various specific properties into aluminum products for use in many sectors, including automotive and transport, aerospace, power transmission, construction and consumer durables. Metallurg sells to major aluminum producers throughout the world, including Alcan Aluminium Limited, Alcoa Inc., Pechiney S.A., Norsk Hydro ASA, Rio Tinto plc and Sumitomo Corporation. The aluminum industry is cyclical. Consumption of aluminum products fluctuates with demand from the industry sectors listed above, as well as competition between aluminum and other metals and materials, such as plastics and glass.

     Superalloy and Titanium Alloy Industries; Specialty Metals and
Alloys -- Metallurg manufactures a series of specialty metals and alloys which are essential to achieving elevated temperature strength and oxidation resistance in nickel-based superalloys and titanium alloys for aerospace, power generation, and oil and petrochemical applications. Its principal products include various chromium-based materials, niobium and vanadium alloys. Metallurg's customers include Allegheny Technologies Incorporated, Carpenter Technology Corporation, Sandvik AB, Titanium Metals Corporation, RTI International Metals and the Eramet Group. The superalloy and titanium alloy industries are cyclical. Consumption of these products fluctuates with demand from the aerospace, power generation, oil field and petrochemical sectors.

     Iron and Steel Industry; Specialty Ferroalloys -- Metallurg manufactures and sells specialty ferroalloys for use in the iron and steel industry. Metallurg's principal specialty ferroalloy products are ferrovanadium, standard grades of low carbon ferrochrome and ferrotitanium. It also markets ferroboron, ferrosilicon, ferromanganese, ferrochrome and ferroniobium produced by others. These products are used by iron and steel producers to increase temperature and corrosion resistance and improve mechanical properties and strength-to-weight ratios. Ferroalloys are essential additives to many iron and steel products used in a wide variety of industries, such as the aerospace, automotive, energy and construction industries. Metallurg's iron and steel industry customers include some of the world's largest producers, such as the Arcelor Group, Corus Group plc, Nucor Corporation, Sandvik AB, ThyssenKrupp Steel AG and United States Steel Corporation. The iron and steel industry is cyclical, with iron and steel consumption depending greatly on demand for durable goods, such as automobiles, construction materials, machinery, appliances and miscellaneous manufactured products.

     Other Industries and Products -- In addition to the product lines described above, Metallurg manufactures and distributes a number of products used outside of the aluminum, superalloys, titanium alloys and steel industries. These products include tantalum and coating materials which are sold to electronics, telecommunications and tool manufacturers; vanadium chemicals for use in the synthetic rubber and ceramics industries; alloys for energy storage cells; medical prostheses, implants, and surgical tools used in orthopedic applications; polishing powders used by the glass polishing industry; and metal powders used in the manufacture of rocket fuel, automotive paints, and chemical and metallurgical products. These products generally are higher-margin and technically sophisticated.

     Metallurg's financial performance fluctuates with the general economic cycle, as well as cycles in the markets for Metallurg's products, which could have a material adverse effect on Metallurg's business, financial condition and results of operations. In addition, many of Metallurg's products are internationally traded, with prices that are significantly affected by worldwide supply and demand.

     Foreign Operations and Currency Fluctuations -- Metallurg has substantial operations outside the U.S. At December 31, 2001, Metallurg's operations located outside the U.S. represented approximately 64% (based on book values) of Metallurg's assets. Approximately 86% of Metallurg's employees were outside the U.S. Foreign operations are subject to certain risks that can materially affect the sales, profits, cash flows and financial position of Metallurg, including taxes on distributions or deemed distributions to Metallurg, Inc. or any U.S. subsidiary, currency exchange rate fluctuations, limitations on repatriation of funds, maintenance of minimum capital requirements, and import and export controls. In general, Metallurg's cost of sales for products manufactured in certain foreign locations can be impacted by changes in the rate of exchange of the respective local currencies of those locations relative to the U.S. dollar and other currencies in which it sells. While Metallurg engages in hedging transactions to reduce certain of the risks of currency rate fluctuations, there can be no assurances regarding the overall effectiveness or adequacy of Metallurg's hedging activities.

     Foreign Sales -- Sales by Metallurg's domestic operations to foreign customers totaled $23.8 million, $16.2 million and $15.9 million for the years ended December 31, 2001, December 31, 2000 and January 31, 2000, respectively.

MANUFACTURING PROCESSES

     Metallurg's manufacturing processes involve melting, refining, casting, crushing, sizing, blending and packaging operations, which vary from product to product. For example, in the manufacture of low carbon ferrochrome, EWW consumes raw materials including chrome ore, predominantly from Metallurg's Turkish mines, and silicochrome. The raw materials are melted and reductants are added to refine the chemistry of the production batch. The batch is poured into casting molds to form ingots, which are cooled and then crushed, sized, blended and packaged. The manufacture of ferrovanadium at Metallurg's Cambridge, Ohio plant follows an analogous process of melting, casting and crushing, except that vanadium-containing raw materials are used. In general, the manufacture of aluminum master alloys also follows similar principles using aluminum and other additives; however, these master alloys are generally cast as small ingots or processed to a solid rod form for delivery to the customer. The manufacture of briquettes and tablets involves the grinding and blending of raw materials, the compression of these materials into a compacted form and packaging for delivery to the customer. More sophisticated production routes are used for highly specialized products, which can require chemical processing or the use of vacuum furnaces and a variety of other equipment.

FACILITIES AND OPERATIONS

     Metallurg owns all of the facilities listed below.

     Production Facilities -- The following table sets forth, for each of Metallurg's producing subsidiaries, the location of its facilities and the key products manufactured by such subsidiary:

MANUFACTURING SUBSIDIARY                    LOCATION                         KEY PRODUCTS
------------------------                    --------                         ------------
Shieldalloy.......................  Newfield, New Jersey       Aluminum Alloying Tablets and Briquettes
                                      (Plant)                  Aluminum Master Alloys
                                                               Metal Powders
                                    Cambridge, Ohio            Ferrovanadium
                                      (Plant)                  Vanadium Chemicals
LSM...............................  Rotherham, U.K.            Aluminum Alloying Tablets
                                      (Plant)                  Aluminum Master Alloys
                                                               Chromium Metal
                                                               Ferroboron
                                                               Ferrotitanium
                                                               Glass Polishing Powders
                                                               Metal Powders
                                                               Nickel Boron
                                    Holyhead, U.K. (Plant)     Atomized Aluminum Powder
                                    Minworth, U.K. (Plant)     Granulated Aluminum
                                    Rjukan, Norway (Plant)     Aluminum Master Alloys
GfE...............................  Nuremberg, Germany         Coating Materials
                                      (Plant)                  Niobium Alloys
                                                               Ferroboron
                                                               Magnet Alloys
                                                               Metal Powders
                                                               Special Master Alloys
                                                               Vanadium Aluminum
                                                               Vanadium Chemicals
                                    Morsdorf, Germany          Orthopedic Prostheses and Implants
                                      (Plant)(a)
EWW...............................  Eschweiler-Weisweiler,     Low Carbon Ferrochrome
                                      Germany (Plant)
CIF...............................  Sao Joao del Rei, Brazil   Aluminum Alloying Tablets
                                      (Plant)                  Aluminum Master Alloys
                                                               Niobium Oxide
                                                               Tantalum Oxide
                                    Nazareno, Brazil (Mine)    Tantalum and Niobium Ore
Turk Maadin Sirketi A.S. .........  Kavak, Tavas and Gocek,    Chrome Ore
                                      Turkey (Mines)

---------------

(a) On January 1, 2002, GfE completed the sale of its prosthetics company in Morsdorf, Germany. See "Note 17. Subsequent Events" to Metallurg's Consolidated Financial Statements.

     Sales Offices -- Metallurg has sales personnel at its production facilities and at its separate representative offices in the following countries: Brazil, Canada, China, Germany, Italy, Japan, Mexico, Poland, Russia, South Africa, Sweden, Switzerland and the U.S.

RAW MATERIALS

     Metallurg produces a wide variety of products for sale to a number of different metals industries and there is no single raw material that makes up the basis of Metallurg's entire production.

     Metallurg's Turkish subsidiary mines chrome ore, which is supplied to EWW for the production of low carbon ferrochrome. Management believes the mines have identifiable reserves of 1.2 million tons that are expected to last until 2012 and additional probable reserves of 320,000 tons. Metallurg has a program for ongoing exploration activities to identify additional probable reserves.

     For the production of chromium metal, LSM purchases chromium oxide from the major global producers. This product also requires large quantities of aluminum powder, substantially produced internally.

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

     Vanadium pentoxide in various forms is the raw material for Metallurg's production of ferrovanadium, vanadium chemicals and vanadium aluminum. For ferrovanadium production, Metallurg purchases vanadium-containing slags resulting from steel-making in South Africa, residues from petrochemical refineries and ashes and residues from electric utilities burning fuel oil. Metallurg currently obtains a majority of these raw materials from two sources. See "Limited Sources for Raw Materials." Vanadium chemicals and vanadium aluminum are produced from commercially pure vanadium pentoxide, which is purchased on the open market.

     Niobium oxide, which is used as a raw material for the production of sophisticated alloys by GfE, is principally supplied by CIF, which processes a variety of tantalum- and niobium-containing minerals, ores and residues through its chemical plant.

     Metallurg also utilizes many other raw materials such as cobalt, nickel, boron chemicals, mischmetal, manganese and chrome silicide in the manufacture of its broad product range which are purchased as required from producers or traders. Coinciding with general sales terms, most purchases are made on a spot basis at market prices to minimize the risk of exposure to market fluctuations.

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

     Aluminum Industry -- Competition is international because of the relatively small number of master alloy and alloying tablet manufacturers and the worldwide operations of the aluminum industry. In most markets, Metallurg faces competition to varying degrees from KBM Affilips B.V., KBAlloys, Inc. (and its U.K. subsidiary, Anglo Blackwells, Ltd.), Aleastur (Asturiana de Aleaciones, S.A.), the Eramet Group and Hoesch-Metallurgie GmbH.

     Superalloy and Titanium Alloy Industries -- Strategic Minerals Corporation and Reading Alloys, Inc. compete internationally with Metallurg in vanadium aluminum. Reading Alloys, Inc. also competes in sophisticated alloys for the superalloy industry, as do CBMM-Cia Brasileira de Metalurgia e Mineracao, Cabot Corporation and H.C. Starck GmbH & Co. KG in certain products. Metallurg has limited competition in special grades of low carbon ferrochrome from Japan, South Africa and the CIS. Delachaux S.A., certain Chinese and CIS sources and, to a limited extent, the Eramet Group compete with Metallurg in chromium metal.

     Iron and Steel Industry -- In North America, products manufactured by Strategic Minerals Corporation, Treibacher Industrie AG, Highveld Steel and Vanadium Corporation Limited, Xstrata AG and certain CIS and Chinese sources compete with Metallurg's ferrovanadium products, while several U.S., U.K. and Russian companies compete worldwide with Metallurg's ferrotitanium products. In standard grades of low carbon ferrochrome, competition comes worldwide from Samancor Limited (South Africa), Zimbabwe Alloys Ltd., and certain producers in China and the CIS.

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

EMPLOYEES

     As of December 31, 2001, Metallurg employed approximately 1,500 people worldwide. Labor unions represent approximately 50% of Metallurg's employees. Unions represent employees at eight locations in the U.S., the U.K., Germany, Brazil and Norway. Many of the collective bargaining agreements covering Metallurg's union employees at its foreign subsidiaries are renewable on an annual basis. Metallurg's relationships with its unions are managed at the local level and are considered by management to be satisfactory.

ANTI-DUMPING DUTIES

     In response to dumping by the former Soviet Union, Metallurg sought and obtained anti-dumping orders against Russia for imports of ferrovanadium into the U.S. Since July 1995, the Department of Commerce has imposed incremental anti-dumping duties, which currently range from 10.1% to 108% on imports of Russian ferrovanadium and nitrided vanadium into the U.S. A "sunset review" of the anti-dumping duty order was conducted by the International Trade Commission and the Department of Commerce and was favorably concluded in May 2001. As a result, the order will remain in effect until at least April 2006 when the next "sunset review" is initiated. In addition, all anti-dumping duty rates are subject to annual review by the Department of Commerce. Metallurg had revenues of approximately $13 million from sales of ferrovanadium produced by it and sold in the U.S. for the year ended December 31, 2001. If the incremental duties are not maintained at their current levels, Metallurg may be materially adversely affected. Normal duties on ferrovanadium imports are 4.2%.

     On November 26, 2001, in response to a surge in imports of ferrovanadium from South Africa and China, the Ferroalloys Association Vanadium Committee, representing Metallurg and other U.S. producers, filed a petition seeking the imposition of anti-dumping duty orders covering imports from those countries. In response to the petition, the Commerce Department initiated investigations and the International Trade Commission unanimously determined that there is a reasonable indication that the U.S. industry is materially injured, or threatened with material injury, by reason of imports from these two countries. The investigations to determine anti-dumping duty margins are expected to conclude during the third quarter of 2002.

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

     Shieldalloy submitted to the Nuclear Regulatory Commission ("NRC") in July 1999 a plan for decommissioning slag piles at the Cambridge facility. Such plan contemplates capping the slag piles on-site, an alternative that the Ohio Environmental Protection Agency ("OEPA") has approved. Before the NRC completed its review of the plan, the NRC delegated its regulatory authority over the site to the Ohio Department of Health ("ODH") in August 1999. The ODH is now the governmental entity responsible for overseeing the decommissioning of the slag piles. Shieldalloy has been engaged for some time in discussions with the ODH and the OEPA with respect to such decommissioning plan and related alternatives, and with the OEPA on various matters that are regulated under the Resource Conservation and Recovery Act ("RCRA"), including alleged past violations of certain RCRA provisions. Shieldalloy has also been discussing the matter of alleged past violations of RCRA with the United States Environmental Protection Agency. In discussions with both agencies, the possibility of penalties being assessed has arisen, and while there can be no assurance that Shieldalloy will not make certain payments in connection therewith, management does not expect that the outcome of these discussions will have a material adverse effect on the operations, cash flow or financial position of Metallurg. At December 31, 2001, liabilities of $10.9 million remain outstanding from provisions made in prior periods for the estimated future costs associated with the decommissioning of NRC (now ODH) regulated materials, the remediation of sediments and the creation of wetlands at the Cambridge site. Shieldalloy submitted remediation plans with respect to these areas to the OEPA and ODH at the end of 2001. Shieldalloy expects to expend the amount reserved for outstanding liabilities over the next 5 years.

     In August 2001, Shieldalloy provided notice to the NRC that it plans to terminate its NRC license with respect to the Newfield facility and to submit a decommissioning plan by September 2002. While the Newfield facility will continue to operate, Shieldalloy does not intend to resume such licensed activities and therefore expects to commence decommissioning activities upon approval of the plan by the NRC. At December 31, 2001, liabilities of $23.5 million remain outstanding for the estimated future costs associated with the decommissioning of NRC regulated materials and the remediation of groundwater (as to which Shieldalloy is exploring alternative treatment approaches), soil and sediments at the Newfield site. Shieldalloy expects to expend such amount over the next 15 years.

     There can be no assurance that Shieldalloy will not incur additional expenses related to the environmental projects at the Cambridge and Newfield sites.

     Liabilities for known environmental matters and Metallurg's related accounting policies are summarized in "Note 12. Environmental Liabilities" and "Note 1. Summary of Significant Accounting Policies -- Environmental Remediation Costs" to Metallurg's Consolidated Financial Statements. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Financial Resources -- Environmental Remediation Costs."

     While Metallurg's remediation obligations and other environmental costs will, in the aggregate, reduce its liquidity, Metallurg believes its cash balances, cash from operations and cash available under its credit facilities are sufficient to fund its current and anticipated future requirements for environmental expenditures.

ITEM 3.  LEGAL PROCEEDINGS.

     Metallurg, Inc. and certain of its subsidiaries are parties from time to time to legal proceedings relating to their operations. The ultimate legal and financial liability of Metallurg in respect of all legal proceedings in which it is involved at any given time cannot be estimated with any certainty. However, based upon examination of such matters and consultation with counsel, management currently believes that the ultimate outcome of these contingencies, net of liabilities already accrued in Metallurg's Consolidated Balance Sheet, will not have a material adverse effect on Metallurg's consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on Metallurg's results of operations and/or cash flows for that period. For discussion of specific environmental matters, see "Items 1 and 2. Business and Properties -- Environmental Matters."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR METALLURG'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no public trading market for Metallurg, Inc.'s equity securities, all of which are owned by its parent company, Metallurg Holdings, Inc. ("Metallurg Holdings"). Metallurg Holdings is owned by a group of investors led by Safeguard International Fund, L.P.

     On November 20, 1998, the Board of Directors of Metallurg, Inc. (the "Board") adopted the Metallurg, Inc. 1998 Equity Compensation Plan (the "ECP"). Under the ECP, 500,000 shares of common stock are authorized for stock awards and stock options. Pursuant to the ECP, from 1998 through 2001, the Board has awarded to eligible executives and non-employee Board members options to purchase an aggregate of 472,500 shares of common stock, net of cancellations and forfeitures, at an exercise price of $30.00 per share. Such options have a term of ten years and vest in most cases 20% on the date of grant and 20% on each of the first four anniversaries of the date of grant.

     Metallurg, Inc. did not issue any securities during 2001, other than 65,000 stock options.

     Metallurg, Inc. does not presently intend to pay any dividends, although it may choose to do so in the future. Metallurg, Inc. is restricted in the amount of dividends payable to its shareholder as a result of the indenture for its 11% Senior Notes due 2007 (the "Senior Notes"). Under the terms of the indenture, Metallurg, Inc. is limited in its ability to make restricted payments, as defined and including, among other things, minority investments in subsidiaries and dividend payments, to a formula based on the cumulative net income since November 1, 1997 and certain specified allowances. As a result of this limitation, Metallurg, Inc. is permitted to make future restricted payments in the amount of $10.6 million as of December 31, 2001. In addition, Metallurg, Inc.'s revolving credit facility with Fleet National Bank prohibits the payment of dividends through 2004. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Financial Resources" and "Note 7. Borrowings" to Metallurg's Consolidated Financial Statements.

     Metallurg, Inc. is a holding company with limited operations of its own. Substantially all of Metallurg, Inc.'s operating income is generated by its subsidiaries. As a result, Metallurg, Inc. will rely upon distributions or advances from its subsidiaries to provide the funds necessary to meet its debt service obligations. In some cases, however, Metallurg, Inc.'s subsidiaries are restricted in their ability to pay dividends. Metallurg, Inc.'s Turkish subsidiary is limited in its ability to pay dividends from retained earnings, as a result of historical currency devaluation. In addition, working capital facilities and other financing arrangements at EWW and LSM restrict such subsidiaries' ability to pay dividends. For example, EWW must obtain the consent of a German governmental authority, which guarantees a portion of EWW's E4.6 million ($4.1 million) working capital facility, in order to pay dividends. The stock of EWW has been pledged to collateralize obligations owed by EWW to the German governmental authority. LSM is party to a working capital facility that limits its ability to pay dividends to an amount up to 100% of LSM's annual net income.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table presents selected historical financial data of Metallurg for the quarter ended March 31, 1997, the three quarters ended January 31, 1998, the years ended January 31, 1999 and 2000 and the years ended December 31, 2000 and 2001.

     Information as of and for the quarter ended March 31, 1997, as of and for the three quarters ended January 31, 1998 and as of and for the fiscal year ended January 31, 1999 is derived from the consolidated financial statements of Metallurg. Information as of and for the fiscal year ended January 31, 2000, the Transition Period ended December 31, 2000 and the year ended December 31, 2001 is derived from the consolidated financial statements of Metallurg included elsewhere herein.

     In April 1997, Metallurg, Inc. and Shieldalloy consummated their Joint Plan of Reorganization dated December 18, 1996, pursuant to Chapter 11 of the U.S. Bankruptcy Code (the "Reorganization Plan"). For financial reporting purposes, Metallurg has reflected the effects of the Reorganization Plan consummation as of March 31, 1997.

     Financial information contained herein for periods after March 31, 1997 reflects the effects of the Reorganization Plan, including the implementation of fresh-start reporting. Accordingly, Metallurg's consolidated financial statements for the period ended March 31, 1997 (the "Pre-Confirmation" period) are not directly comparable to subsequent consolidated financial statements. The results of operations for the quarter ended March 31, 1997 and the three quarters ended January 31, 1998 are not necessarily indicative of results for the full year.

     The information in this table should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of Metallurg, and related notes thereto, included in "Item 8. Financial Statements and Supplementary Data."

                            SELECTED FINANCIAL DATA
                                 (IN THOUSANDS)

                                              PRE-
                                          CONFIRMATION                             POST-CONFIRMATION
                                          ------------   ---------------------------------------------------------------------
                                                            THREE
                                            QUARTER       QUARTERS        YEAR          YEAR           YEAR           YEAR
                                             ENDED          ENDED         ENDED         ENDED         ENDED          ENDED
                                           MARCH 31,     JANUARY 31,   JANUARY 31,   JANUARY 31,   DECEMBER 31,   DECEMBER 31,
                                              1997          1998          1999          2000         2000(C)          2001
                                          ------------   -----------   -----------   -----------   ------------   ------------
STATEMENT OF OPERATIONS DATA:
Total revenue...........................    $156,721      $480,369      $611,993      $477,084       $526,872       $496,675
Gross profit............................      21,527        66,934        81,308        51,201         75,669         75,362
Operating income (loss)(a)..............       6,481        23,371        14,782        (4,508)        23,307         22,953
Extraordinary item, net of tax(b).......      43,032          (792)           --            --             --             --
Net income (loss).......................      57,954         6,272         1,932       (18,658)        10,123          3,767

                                                                           POST-CONFIRMATION
                                          ------------------------------------------------------------------------------------
                                           MARCH 31,     JANUARY 31,   JANUARY 31,   JANUARY 31,   DECEMBER 31,   DECEMBER 31,
                                              1997          1998          1999          2000         2000(C)          2001
                                          ------------   -----------   -----------   -----------   ------------   ------------
BALANCE SHEET DATA:
Total assets............................    $305,704      $319,786      $311,117      $293,651       $290,155       $269,927
Total debt..............................      66,488       107,149       114,130       110,994        126,725        128,218

---------------
(a) Includes:

       - environmental expense recoveries of $5,501, $750 and $631 for the years ended January 31, 2000, December 31, 2000 and December 31, 2001, respectively (See "Note 12. Environmental Liabilities" to Metallurg's Consolidated Financial Statements);

       - restructuring charges of $6,536 and $(258) for the years ended January 31, 2000 and December 31, 2000, respectively (See "Note 3. Restructuring" to Metallurg's Consolidated Financial Statements); and

       - merger-related costs of $7,888 for the year ended January 31, 1999.

(b) Reflects (in 1997) discharge of indebtedness income, net of tax effects, relating to the consummation of the Reorganization Plan and (in 1998) the early extinguishment of debt.

(c) The Transition Period (See "Note 1. Summary of Significant Accounting Policies -- Basis of Presentation and Consolidation" to Metallurg's Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with Metallurg's consolidated financial statements and the related notes thereto included elsewhere in this report.

FORWARD-LOOKING STATEMENTS

     Certain matters discussed under the captions "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K may constitute forward-looking statements for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of Metallurg to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Factors which may cause Metallurg's results to be materially different include the cyclical nature of Metallurg's business, Metallurg's dependence on foreign customers, the impact of changes in foreign exchange rates and foreign trade regulations on Metallurg's competitive standing, the economic strength of Metallurg's markets generally and particularly the strength of the demand for aluminum, superalloys, titanium alloys, iron and steel in those markets, the accuracy of Metallurg's estimates of the costs of environmental remediation and the extension or expiration of existing anti-dumping duties.

OVERVIEW

     Metallurg is a leading international producer and seller of high-quality specialty metals, alloys and metallic chemicals, which are essential to the production of high-performance aluminum and titanium alloys, superalloys, steel and certain non-metallic materials for various applications in the aerospace, power supply, automotive, petrochemical processing and telecommunications industries. The industries that Metallurg supplies are cyclical. See "Items 1 and 2. Business and Properties -- Products and Markets".

     The aluminum industry sustained strong demand for Metallurg's products throughout 2000, except in the U.S., where aluminum production fell in the second half of the year. In 2001, weaker demand for Metallurg's products in Europe, Japan and Southeast Asia became more pronounced as the year progressed. In the U.S., slow demand continued through 2001. Metallurg rationalized its aluminum master alloys and grain refiner production activities during the second quarter of 2001 to better utilize the capabilities of its various plants. Melting operations were discontinued at Shieldalloy's New Jersey facility and production has been transferred to plants in the U.K., Norway and Brazil.

     Growth in the aerospace and power generation sectors in 2000 resulted in strong demand for Metallurg's chromium, niobium and vanadium-aluminum products from superalloy and titanium alloy producers. This strong demand carried through the first three quarters of 2001, but decreased substantially in the fourth quarter following the events of September 11th and the subsequent impact on the aerospace sector.

     The U.S. steel industry operated at rather low levels of production throughout 2001, continuing a trend established in the second half of 2000. Ferrovanadium demand in the U.S. was slow throughout the year and, apart from a brief upward move in the second quarter of 2001, prices have softened further over the course of the year. In the rest of the world, steel production in 2001 was only slightly below the 2000 level.

     During 2000, demand for electronic components containing tantalum increased sharply, resulting in higher prices for all tantalum materials as the year progressed. Although prices and demand for tantalum declined in 2001, Metallurg benefited from fixed-price sales contracts for 2001 deliveries that were negotiated in late 2000 when prices were higher.

     Demand for specialty metals, alloys and metallic chemicals produced by Metallurg is expected to be lower during 2002 than was experienced during 2001. Demand for these products by the U.S. steel industry and the aluminum industry worldwide is showing signs of recovery from the levels in the second half of 2001 but the improvement in 2002 is expected to be gradual. Demand for products by the superalloy and the titanium alloy producers is expected to remain steady with the levels experienced in the last quarter of 2001.

     In October 2000, Metallurg, Inc. purchased $76.1 million in face amount of 12 3/4% Senior Discount Notes due 2008 of Metallurg Holdings (the "Senior Discount Notes"), its parent company, for $19.7 million in cash. The purchase enabled Metallurg Holdings to reduce its future cash obligations relating to such Senior Discount Notes at an attractive rate of return.

     During the third quarter of 2001, Metallurg entered into an agreement to sell its prosthetics company in Morsdorf, Germany, effective January 1, 2002. The cash from the sale was received in January 2002 and a gain of approximately $10 million will be recorded during the first quarter of 2002. Sales generated by this company for the year ended December 31, 2001 totaled approximately $8 million.

     In 1999, Metallurg commenced a restructuring program. The restructuring was initiated to reduce Metallurg's cost structure, to streamline management and production functions and focus resources in support of higher-margin products at major production units. The restructuring plan included the discontinuation of certain production activities, termination of employees, a facility closing and the write-down of certain redundant plant and equipment and related spare parts and supplies. As a result of the restructuring program, various costs, particularly compensation expenses in Metallurg's European operations, have been reduced. The restructuring program has been substantially carried out, but will not be completed until 2004, when certain minor production activities are to be permanently closed down. See "Note 3. Restructuring" to Metallurg's Consolidated Financial Statements.

RESULTS OF OPERATIONS

     As a result of Metallurg, Inc.'s change in its fiscal year from January 31 to a calendar year, effective as of December 31, 2000, the consolidated operating results of Metallurg for the year ended December 31, 2000 include the results of Metallurg, Inc., the parent holding company, for the 11 months ended December 31, 2000 and, consistent with historical reporting practice, the results of its operating subsidiaries for the 12 months ended December 31, 2000. The year ended January 31, 2000 includes the results of Metallurg, Inc. for the 12 months ended January 31, 2000 and the results of its operating subsidiaries for the 12 months ended December 31, 1999, respectively. The consolidated balance sheet data of Metallurg at January 31, 2000 reflect the financial position of Metallurg, Inc. at January 31, 2000 and of its operating subsidiaries at December 31, 1999.

                                                                                                     INTERSEGMENT
                                   SHIELDALLOY     LSM        GFE       EWW       CIF      OTHER     ELIMINATIONS   CONSOLIDATED
                                   -----------   --------   -------   -------   -------   --------   ------------   ------------
                                                                          (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2001
Total revenue....................   $104,068     $173,161   $91,042   $35,885   $39,383   $171,477    $(118,341)      $496,675
Gross profit.....................      4,248       14,192    17,183     5,335     7,978     27,505       (1,079)        75,362
SG&A.............................      9,810       10,311    14,806     1,758     1,831     15,846       (1,322)        53,040
Environmental expense recovery...       (631)          --        --        --        --         --           --           (631)
Operating (loss) income..........     (4,931)       3,881     2,377     3,577     6,147     11,659          243         22,953
Interest (expense) income, net...       (146)      (1,651)   (1,037)      177      (982)    (9,454)          --        (13,093)
Income tax (benefit) provision...     (2,925)         630       621     1,531     1,678      4,881           --          6,416
Net (loss) income................     (2,152)       1,795       791     2,223     3,487     22,834      (25,211)         3,767
YEAR ENDED DECEMBER 31, 2000
Total revenue....................   $118,935     $180,579   $96,420   $36,554   $29,010   $180,492    $(115,118)      $526,872
Gross profit.....................      8,004       18,467    15,195     4,876     4,584     24,883         (340)        75,669
SG&A.............................      9,479       10,110    12,275     1,999     1,567     17,867           73         53,370
Environmental expense recovery...       (750)          --        --        --        --         --           --           (750)
Operating (loss) income..........     (1,405)       7,679     1,883     2,877     2,989      9,624         (340)        23,307
Interest income (expense), net...        747       (1,177)   (1,269)       60       177     (8,626)          --        (10,088)
Income tax (benefit) provision...        (54)       2,167       616     2,206       416      3,559           --          8,910
Net (loss) income................       (604)       4,584       314       731     2,750     22,406      (20,058)        10,123

                                                                                                     INTERSEGMENT
                                   SHIELDALLOY     LSM        GFE       EWW       CIF      OTHER     ELIMINATIONS   CONSOLIDATED
                                   -----------   --------   -------   -------   -------   --------   ------------   ------------
                                                                          (IN THOUSANDS)
YEAR ENDED JANUARY 31, 2000
Total revenue....................   $124,466     $153,863   $85,862   $32,862   $20,855   $168,870    $(109,694)      $477,084
Gross profit.....................      1,150       15,544    12,318     2,677     3,125     15,064        1,323         51,201
SG&A.............................      8,281        9,044    12,911     2,795     1,349     20,266           28         54,674
Environmental expense recovery...     (5,501)          --        --        --        --         --           --         (5,501)
Restructuring charges............         --        2,357     3,444       735        --         --           --          6,536
Operating (loss) income..........     (2,310)       2,271    (5,179)     (853)    1,666     (1,426)       1,323         (4,508)
Interest income (expense), net...      2,532           24    (1,107)      (97)     (255)   (11,514)          --        (10,417)
Income tax provision.............        429          670       534       154        --      1,930           --          3,717
Net (loss) income................       (217)       1,470    (6,336)   (1,104)    1,403    (18,350)       4,476        (18,658)

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

Total Revenue

     Shieldalloy revenue was $14.9 million (13%) lower than the year ended December 31, 2000. Increased sales volume of chromium products was more than offset by lower sales volume and selling prices of vanadium and aluminum products. LSM revenue was $7.4 million (4%) lower than the year ended December 31, 2000. An increase in sales of aluminum products, due to increased sales volume of aluminum powder and master alloys and the acquisition of Hydelko on March 31, 2000, and higher sales volume of ferrotitanium and chromium metal were offset by a discontinuation of sales of certain low-margin products sourced from third parties. GfE revenue was $5.4 million (6%) lower than the year ended December 31, 2000. Increased sales volume and selling prices of specialty coating materials and alloys for the titanium industry were more than offset by decreased volume and selling prices of third-party nickel, niobium and ferrovanadium products sold to the iron and steel industries. EWW revenue was $0.7 million (2%) lower than the year ended December 31, 2000 due primarily to reduced sales volume of low carbon ferrochrome partially offset by sales of tantalum products. CIF revenue was $10.4 million (36%) higher than the year ended December 31, 2000 due to increased selling prices of tantalum products and increased sales volume of aluminum master alloys. Revenue from other operations was $9.0 million (5%) lower than for the year ended December 31, 2000, due to decreased sales of tantalum products and various products sourced from third parties.

Gross Profit

     Gross profit decreased slightly to $75.4 million (15% of total revenue) for the year ended December 31, 2001 from $75.7 million (14% of total revenue) for the year ended December 31, 2000. Shieldalloy gross profit was $3.8 million (47%) below the year ended December 31, 2000 due primarily to lower volume and selling prices of vanadium and aluminum products. LSM gross profit was $4.3 million (23%) below the year ended December 31, 2000 due primarily to lower selling prices of aluminum products and chromium metal and higher costs of ferrotitanium and chromium metal. GfE gross profit was $2.0 million (13%) above the year ended December 31, 2000 due primarily to higher sales volume and prices of specialty coating materials. EWW gross profit was $0.5 million (9%) above the year ended December 31, 2000 due primarily to sales of tantalum products, partially offset by reduced sales volume of low carbon ferrochrome. CIF gross profit was $3.4 million (74%) above the year ended December 31, 2000 due primarily to increased selling prices of tantalum products and increased volume of niobium oxide. Gross profit from other operations was $2.6 million (11%) above the year ended December 31, 2000 due primarily to increased margins on tantalum products.

Selling, General and Administrative Expenses ("SG&A")

     SG&A decreased to $53.0 million for the year ended December 31, 2001 from $53.4 million for the year ended December 31, 2000. Increases in compensation and bad debt expense were offset by reductions in occupancy expenses and professional fees. For the year ended December 31, 2001, SG&A represented 10.7% of total revenue compared to 10.1% for the year ended December 31, 2000. Due to the change in fiscal year-end, SG&A expenses for 2000 were $0.5 million less than what they would have been if twelve months of headquarter expenses were included.

Operating Income

     Operating income decreased to $23.0 million for the year ended December 31, 2001 from $23.3 million for the year ended December 31, 2000. Results included environmental expense recoveries of $0.6 million and $0.8 million for the years ended December 31, 2001 and 2000, respectively.

Interest Expense, Net

     Interest expense, net, was as follows (in thousands):

                                                                      YEAR ENDED
                                                             ----------------------------
                                                             DECEMBER 31,    DECEMBER 31,
                                                                 2001            2000
                                                             ------------    ------------
Interest income............................................    $  1,641        $  3,154
Interest expense...........................................     (14,734)        (13,242)
                                                               --------        --------
     Interest expense, net.................................    $(13,093)       $(10,088)
                                                               ========        ========

     Interest expense, net, increased due to lower cash balances and higher external borrowings, primarily in the U.K., following recent acquisitions and capital projects. Interest expense on Metallurg, Inc.'s Senior Notes was $0.9 million higher in 2001 due to the change in its fiscal year.

Income Tax Provision, Net

     Income tax provision, net of tax benefits, was as follows (in thousands):

                                                                      YEAR ENDED
                                                             ----------------------------
                                                             DECEMBER 31,    DECEMBER 31,
                                                                 2001            2000
                                                             ------------    ------------
Total current..............................................     $4,470          $5,112
Total deferred.............................................      1,946           3,798
                                                                ------          ------
     Income tax provision, net.............................     $6,416          $8,910
                                                                ======          ======

     The difference between the statutory federal income tax rate and Metallurg's effective rate for the year ended December 31, 2001, is principally due to: (i) taxes paid on foreign dividends; (ii) the excess of foreign tax rates over the statutory federal income tax rate; and (iii) certain deductible temporary differences which, in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance.

     The deferred tax provision is comprised mainly of (i) losses in certain foreign jurisdictions for which the related deferred tax benefit was offset by a valuation allowance; (ii) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized of $0.8 million for the year ended December 31, 2001; and
(iii) the deferred tax effects of certain deferred tax assets, for which a corresponding credit has been recorded to "Additional paid-in capital", of $1.2 million for the year ended December 31, 2001. The deferred tax expenses referred to in items (ii) and (iii) above will not result in cash payments in future periods. See "Note 9. Income Taxes" to Metallurg's Consolidated Financial Statements.

Net Income (Loss)

     Net income was $3.8 million for the year ended December 31, 2001 compared to a net income of $10.1 million for the year ended December 31, 2000. The December 31, 2000 results included a pre-tax gain of $5.1 million relating to the sale of Solikamsk Magnesium Works ("SMW").

 YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED JANUARY 31, 2000

Total Revenue

     Shieldalloy revenue was $5.5 million (4%) lower than the year ended January 31, 2000. Increased sales volume of niobium alloys was more than offset by lower sales volume and selling prices of silicon products and lower selling prices of chromium products. LSM revenue was $26.7 million (17%) higher than the year ended January 31, 2000, of which $10.9 million resulted from the acquisition of Hydelko on March 31, 2000. In addition, sales volume of aluminum products and selling prices of ferrotitanium increased in 2000. GfE revenue was $10.6 million (12%) higher than the year ended January 31, 2000 due primarily to increased selling prices of nickel-based products and increased sales volume of vanadium aluminum and niobium-based products. EWW revenue was $3.7 million (11%) higher than the year ended January 31, 2000 due primarily to increased sales volume of low carbon ferrochrome. CIF revenue was $8.2 million (39%) higher than the year ended January 31, 2000 due to increased selling prices of tantalum products and increased sales volume of aluminum master alloys.

Gross Profit

     Gross profit increased to $75.7 million (14% of total revenue) for the year ended December 31, 2000 from $51.2 million (11% of total revenue) for the year ended January 31, 2000, an increase of 48%, due principally to improved profitability in low carbon ferrochrome and tantalum products. In addition, Shieldalloy recognized a lower of cost or market adjustment of $0.3 million for the year ended December 31, 2000 versus $6.4 million for the year ended January 31, 2000 related to ferrovanadium. Increased production volume and lower production costs resulting from restructuring activities implemented in the second half of 1999 also contributed to the increased gross profit for the year ended December 31, 2000.

SG&A

     SG&A decreased to $53.4 million for the year ended December 31, 2000 from $54.7 million for the year ended January 31, 2000. Of this reduction, $0.5 million was due to the inclusion of only 11 months of Metallurg, Inc.'s expenses for the year ended December 31, 2000, due to the change in the fiscal year. Reduced compensation costs following reductions in staffing were offset by increased outside professional fee expenses and expenses incurred by acquired companies. For the year ended December 31, 2000, SG&A represented 10.1% of total revenue compared to 11.5% for the year ended January 31, 2000.

Operating Income

     Operating income of $23.3 million for the year ended December 31, 2000 reflected a significant improvement as compared to a loss of $4.5 million for the year ended January 31, 2000. The improvement was due primarily to the increase in gross profit, discussed above. Results for the year ended December 31, 2000 also included an environmental expense recovery of $0.8 million. Results for the year ended January 31, 2000 included a restructuring provision of $6.5 million and an environmental expense recovery of $5.5 million.

Interest Expense, Net

     Interest expense, net, was as follows (in thousands):

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
                                                                ========       ========

     Interest expense, net, decreased slightly for the year ended December 31, 2000. External borrowing levels were higher during this period, primarily in the U.K., as a result of two acquisitions and the funding of a major capital project. However, interest expense on Metallurg, Inc.'s Senior Notes was $0.9 million lower due to the change in its fiscal year.

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
                                                                 ======         ======

     The difference between the statutory federal income tax rate and Metallurg's effective rate for the year ended December 31, 2000, is principally due to: (i) losses in certain foreign jurisdictions for which the related deferred tax benefit was offset by a valuation allowance; (ii) a reduction in the statutory rate requiring a revaluation of deferred tax assets of certain German operations; (iii) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized approximating $1.8 million for the year ended December 31, 2000; and (iv) the deferred tax effects of certain deferred tax assets, for which a corresponding credit has been recorded to "Additional paid-in capital", of $1.5 million for the year ended December 31, 2000. The deferred tax expenses referred to in items (iii) and (iv) above will not result in cash payments in future periods. See "Note 9. Income Taxes" to Metallurg's Consolidated Financial Statements.

Net Income (Loss)

     Net income was $10.1 million for the year ended December 31, 2000 compared to a loss of $18.7 million for the year ended January 31, 2000. The increase for the year ended December 31, 2000 resulted primarily from increased gross profit, discussed above. In addition, the December 31, 2000 results included a pre-tax gain of $5.1 million relating to the sale of SMW.

LIQUIDITY AND FINANCIAL RESOURCES

     General -- Metallurg's sources of liquidity include cash and cash equivalents, cash from operations and amounts available under credit facilities. At December 31, 2001, Metallurg had $25.8 million in cash and cash equivalents and working capital of $119.1 million as compared to $33.4 million and $120.9 million, respectively, at December 31, 2000.

     Cash Flows from Operating Activities -- Cash provided by operating activities was $8.3 million for the year ended December 31, 2001, compared to cash used in operating activities of $4.2 million for the year ended December 31, 2000, after interest payments of $11.0 million on the Senior Notes in each year. Cash flows in 2000 reflected a significant increase in working capital and higher restructuring and environmental payments.

     Cash Flows from Investing Activities -- Net cash used in investing activities is primarily for capital expenditures and decreased slightly to $18.2 million for the year ended December 31, 2001, from $18.7 million for the year ended December 31, 2000. Cash flows in 2000 also included the acquisition of Hydelko and the receipt of proceeds upon the sale of SMW.

     Cash Flows from Financing Activities -- Cash provided by financing activities was $3.9 million for the year ended December 31, 2001, compared to cash used in financing activities of $1.8 million for the year ended December 31, 2000. In 2001, LSM extended and restructured its revolving credit facilities and term loans. Proceeds of $17.3 million from these term loans, which expire in 2004 and 2006, were used to pay down existing term loans and overdraft facilities. In 2000, LSM used proceeds of short-term and long-term debt, of

$7.4 million and $8.3 million, respectively, for acquisitions, primarily Hydelko, and increased working capital. Cash flows in 2000 also included the purchase of the Senior Discount Notes.

     On October 29, 1999, Metallurg, Inc., Shieldalloy, and certain of their subsidiaries (collectively, the "Borrowers") renewed their existing credit facility with certain financial institutions led by Fleet National Bank as agent (the "Revolving Credit Facility") for a term of five years. The Revolving Credit Facility permits borrowings of up to $50.0 million for working capital requirements and general corporate purposes, up to $35.0 million of which may be used for letters of credit. The Revolving Credit Facility prohibits Metallurg, Inc. from paying dividends prior to 2004 and requires the Borrowers and certain subsidiaries to comply with various covenants, including the maintenance of minimum liquidity, as defined in the agreement, at a $10.0 million level. At December 31, 2001, Metallurg was in compliance with all such covenants. The total amount the Borrowers may borrow at any time is limited to a borrowing base calculation that is based on eligible accounts receivable, inventory and certain fixed assets. At December 31, 2001, there were no borrowings under this facility; however, outstanding letters of credit totaled $20.8 million. The Borrowers had unused borrowing capacity of approximately $6.5 million at December 31, 2001 under this facility.

     LSM has overdraft facilities with Barclays Bank plc and HSBC Bank plc that provide LSM with up to L8.5 million ($12.4 million) of borrowings, L43.3 million ($63.0 million) of foreign exchange contracts and options and L2.8 million ($4.1 million) for other ancillary banking arrangements, including bank guarantees. Borrowings under these facilities are unsecured and payable on demand. At December 31, 2001, LSM had L0.4 million ($0.6 million) outstanding under these overdraft facilities.

     LSM also has four revolving term loan facilities that provide for borrowings up to L12.0 million ($17.5 million), all of which were outstanding at December 31, 2001. Two of the facilities expire during the second quarter of 2004 while the other two expire during the second quarter of 2006. These term loan facilities are unsecured and require LSM to comply with various covenants, including the maintenance of minimum net worth and interest coverage. Following a decline in operating results during the second half of the year, LSM obtained waivers, in December 2001, from its banks regarding the required minimum interest coverage ratio covenant for the period ended December 31, 2001. While there can be no assurance that LSM would, if required, be able to obtain similar or additional waivers from its banks in future periods, LSM believes that alternative financing arrangements could be arranged. Additionally, Metallurg believes that its existing cash balances and other financial resources would be sufficient to support LSM in the event that any repayments would be required.

     Several of Metallurg's other foreign subsidiaries have term loans and credit facility arrangements totaling $15.5 million with local banking institutions to provide funds for working capital, capital expenditures and general corporate purposes. Borrowings under these arrangements aggregated $8.9 million at December 31, 2001. See "Note 7. Borrowings" to Metallurg's Consolidated Financial Statements.

     Other -- On January 1, 2002, GfE completed the sale of its prosthetics company in Morsdorf, Germany and will record a gain of approximately $10 million during the first quarter of 2002. At December 31, 2001, the assets of this company totaled $4.8 million and, for the year ended December 31, 2001, the company had sales and net income of $7.8 million and $0.6 million, respectively. In March 2002, Shieldalloy realized environmental expense recoveries upon receipt of a $3.0 million settlement with an insurance company relating to coverage for certain environmental claims.

     Metallurg believes that existing cash balances and these sources are sufficient to fund the current and anticipated future requirements of working capital, capital expenditures, pension benefits, potential acquisitions and environmental expenditures through at least December 31, 2002.

     Commencing in January 2004, Metallurg Holdings must make semi-annual interest payments of $2.9 million on the outstanding Senior Discount Notes. Metallurg Holdings is a holding company, and its ability to meet its payment obligations on these notes is dependent upon the receipt of dividends and other distributions from its direct and indirect subsidiaries.

     Contractual Cash Obligations -- As described in Notes 7 and 14 to Metallurg's Consolidated Financial Statements at December 31, 2001, Metallurg is obligated to make future payments under various contracts, such as debt and lease agreements. Significant contractual cash obligations of Metallurg are as follows (in millions):

                                                                     PAYMENTS DUE BY PERIOD
                                                      ----------------------------------------------------
                                                               LESS THAN                            AFTER
                                                      TOTAL     1 YEAR     2-3 YEARS   4-5 YEARS   5 YEARS
                                                      ------   ---------   ---------   ---------   -------
CONTRACTUAL CASH OBLIGATIONS:
Short-term debt.....................................  $  4.7     $ 4.7
Long-term debt......................................   123.5       1.0       $10.5       $10.3     $101.7
Interest on Senior Notes............................    66.0      11.0        22.0        22.0       11.0
Non-cancelable operating leases.....................     8.0       1.6         2.3         1.4        2.7
                                                      ------     -----       -----       -----     ------
          Total contractual cash obligations........  $202.2     $18.3       $34.8       $33.7     $115.4
                                                      ======     =====       =====       =====     ======

     Capital Expenditures -- Metallurg invested $17.1 million in capital projects during the year ended December 31, 2001. Metallurg's capital expenditures include projects related to improving Metallurg's operations, productivity improvements, replacement projects and ongoing environmental requirements (which are in addition to expenditures discussed in "Environmental Remediation Costs"). Capital expenditures are projected to increase to approximately $19 million for the year ended December 31, 2002, including $14 million of capital investments which Metallurg believes will result in decreased costs of production, improved efficiency and expanded production capacities. The remaining capital expenditures planned are primarily for replacement and major repairs of existing facilities. Although Metallurg has projected these items for the year ended December 31, 2002, Metallurg has not committed purchases to vendors for all of these projects, as some projects remain contingent on final approvals and other conditions and the actual timing of expenditures may extend into 2003. Metallurg believes that these projects will be funded through existing and future internally generated cash and credit lines.

     Market Risk -- Metallurg is exposed to fluctuations in foreign currency exchange rates, interest rates and certain commodity prices. Derivative instruments used to manage these exposures involve little complexity and are not used for speculative purposes. The counterparties of these instruments are diversified financial institutions. Metallurg monitors the concentration risk to limit its counterparty exposure.

        Foreign Currency Exposures -- Metallurg actively manages foreign currency exposures that are associated with foreign currency purchases and sales and other assets and liabilities created in the normal course of business at the operating unit level. Metallurg uses forward contracts to mitigate exposures that cannot be naturally offset within an operating unit. See "Note 8. Financial Instruments" to Metallurg's Consolidated Financial Statements.

        Interest Rate Exposures -- Metallurg has exposure to interest rate risk from its short-term and certain long-term debt. While the rates on Metallurg's long-term debt are generally fixed, LSM has term loans of L12.0 million ($17.5 million) at variable rates. In 2001, LSM entered into a zero premium interest rate collar for a term of three years in order to hedge the interest on this variable rate long-term debt. See "Note 7. Borrowings" to Metallurg's Consolidated Financial Statements.

        Commodity Price Exposures -- Metallurg is exposed to volatility in the prices of raw materials used in some of its products and uses forward contracts to manage some of those exposures. Where Metallurg does not take physical delivery of the raw material under the forward contract, gains and losses on these derivatives are recognized currently in earnings.

     Environmental Remediation Costs -- American Institute of Certified Public Accountants' Statement of Position 96-1, "Environmental Remediation Liabilities," states that losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environ-mental remediation obligations are generally not discounted to their present value. During the year ended December 31, 2001, Metallurg expended $1.9 million for environmental remediation.

     In 1997, Shieldalloy entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, Shieldalloy has agreed to perform environmental remediation, which, as of December 31, 2001, had an estimated cost of completion of $30.7 million. Of this amount, $3.8 million is expected to be expended in 2002, $5.0 million in 2003 and $3.4 million in 2004. In addition, Metallurg estimates it will make expenditures of $3.0 million with respect to environmental remediation at its foreign facilities over the next three years. These amounts have been accrued for in prior years and are reflected in Metallurg's balance sheet liabilities. See "Note 12. Environmental Liabilities" to Metallurg's Consolidated Financial Statements.

     While its remediation obligations and other environmental costs, in the aggregate, will reduce its liquidity, Metallurg believes its cash balances, cash from operations and cash available under its credit facilities are sufficient to fund its current and anticipated future requirements for environmental expenditures.

RELATED PARTY TRANSACTIONS

     In 2001, Metallurg, Inc. charged its parent company, Metallurg Holdings, $12,000 per quarter for administrative services performed. In addition, Metallurg, Inc. paid Safeguard International Management, LLC $180,000 in connection with certain advisory and other services. See "Item 13. Certain Relationships and Related Transactions".

CRITICAL ACCOUNTING POLICIES

     Metallurg's significant accounting policies are more fully described in "Note 1. Summary of Significant Accounting Policies" to Metallurg's Consolidated Financial Statements. However, certain accounting policies are particularly important to the portrayal of the company's financial position and results of operations and require the application of significant judgment by management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical experience, terms of existing contracts, observances of trends in the industry, information provided by the company's customers and information available from other outside sources, as appropriate. Metallurg's critical accounting policies are as follows:

     Inventories -- Inventories are stated at the lower of cost or market, cost being determined using principally the average cost and specific identification methods. Metallurg estimates the net realizable value of its inventories at least quarterly and adjusts the carrying amount of these inventories to market value, less a normal profit margin, as necessary. Reserves for slow moving and obsolete inventories are insignificant.

     Taxes -- Metallurg accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

     Metallurg evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are Metallurg's forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Metallurg has used tax-planning strategies to realize or renew net deferred tax assets in order to avoid the potential loss of future tax benefits. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. Factors that may affect Metallurg's ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: a decline in sales or margins, increased competition or loss of market share. In addition, Metallurg operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. In management's opinion, adequate provisions for income taxes have been made for all years.

     Environmental Remediation Costs -- Losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Significant judgment is required in developing assumptions and estimating costs to be incurred for environmental remediation activities due to, among other factors, the complexity of environmental regulations and remediation technologies. Metallurg enters into agreements (e.g., administrative orders, consent decrees) that generally cover many years. Management must assess the type of technology to be used to accomplish the remediation as well as the continually evolving regulatory environment in evaluating costs associated with these sites. These factors are considered in management's estimates of the timing and amount of any future costs that may be necessary for remedial actions. Given the level of judgments and estimation as described above, it is likely that materially different amounts could be recorded if different assumptions were used or if underlying circumstances were to change (e.g., a significant change in environmental standards).

     Pensions -- Metallurg maintains defined benefit plans for its employees in the U.S., the U.K., Germany and Norway. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by Metallurg, within certain guidelines. In addition, Metallurg's actuarial consultants also use subjective factors such as employee turnover and mortality rates to estimate these factors. The actuarial assumptions used by Metallurg may differ materially from actual results due to changing market and economic conditions, higher or lower employee turnover rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension expense recorded by Metallurg. Due to decreases in interest rates and declines in the total returns of the assets in the plans, it is expected that the pension expense for 2002 will be somewhat higher than in recent years.

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2001, Metallurg adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. As a result of adopting SFAS No. 133, Metallurg recognizes all derivatives on the balance sheet at fair value. Derivatives that are designated hedges are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The adoption of SFAS No. 133 did not have a material effect on Metallurg's consolidated financial statements.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", which establishes accounting and reporting standards for business combinations, and SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting and reporting of acquired goodwill and other intangible assets. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Metallurg is required to adopt SFAS No. 142 on January 1, 2002. Metallurg does not expect either SFAS No. 141 or SFAS No. 142 to have a material effect on its consolidated financial statements.

     In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. This statement covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 is effective on January 1, 2003. Management has not yet determined the impact, if any, that the adoption of SFAS No. 143 will have on Metallurg's consolidated financial statements.

     In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and related literature and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, but it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used. SFAS No. 144 was effective for Metallurg on January 1, 2002. Management believes that the adoption of SFAS No. 144 will not have a material impact on its consolidated financial statements.

     On December 13, 2001, the Securities and Exchange Commission ("SEC") issued an interpretive financial reporting release ("FRR"), "Cautionary Advice Regarding Disclosure About Critical Accounting Policies". This release was issued to "alert companies to the need for greater investor awareness of the sensitivity of financial statements to the methods, assumptions, and estimates underlying their preparation". Specifically, this release alerts companies to the need for more robust and transparent discussion in the management discussion and analysis ("MD&A") of critical accounting policies, the judgments and uncertainties affecting the application of these policies, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions. In response to this release, we have provided an expanded review of our critical accounting policies in the MD&A section contained in this filing.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following audited consolidated financial statements of Metallurg, Inc. and its consolidated subsidiaries are presented herein pursuant to the requirements of Item 8 on the pages indicated below:

                                                              PAGE
                                                              -----
AUDITED FINANCIAL STATEMENTS:
Report of Independent Accountants -- PricewaterhouseCoopers
  LLP for the Year Ended December 31, 2001, the Transition
  Period Ended December 31, 2000 and the Year Ended January
  31, 2000..................................................     24
Statements of Consolidated Operations for the Years Ended
  December 31, 2001, December 31, 2000 and January 31,
  2000......................................................     25
Consolidated Balance Sheets at December 31, 2001 and
  December 31, 2000.........................................     26
Statements of Consolidated Cash Flows for the Years Ended
  December 31, 2001, December 31, 2000 and January 31,
  2000......................................................     27
Notes to Consolidated Financial Statements for the Years
  Ended December 31, 2001, December 31, 2000 and January 31,
  2000......................................................  28-58
Selected Quarterly Financial Data (unaudited) for the Years
  Ended December 31, 2001 and December 31, 2000.............     59

AUDITED FINANCIAL STATEMENT SCHEDULE:
Report of Independent Accountants on Financial Statement
  Schedule -- PricewaterhouseCoopers LLP for the Years Ended
  December 31, 2001, December 31, 2000 and January 31,
  2000......................................................     60
Schedule II -- Valuation and Qualifying Accounts and
  Reserves..................................................     61

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Metallurg, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and of cash flows present fairly, in all material respects, the financial position of Metallurg, Inc. and its subsidiaries ("Metallurg") at December 31, 2001 and December 31, 2000 (The "Transition Period", see footnote 1), and the results of their operations and their cash flows for the year ended December 31, 2001, the Transition Period ended December 31, 2000 and the year ended January 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Metallurg's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
March 8, 2002

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                 (IN THOUSANDS)

                                                                          YEAR ENDED
                                                          -------------------------------------------
                                                          DECEMBER 31,    DECEMBER 31,    JANUARY 31,
                                                 NOTES        2001            2000           2000
                                                 -----    ------------    ------------    -----------
Sales..........................................     1       $495,529        $526,290       $476,409
Commission income..............................     1          1,146             582            675
                                                            --------        --------       --------
  Total revenue................................              496,675         526,872        477,084
Cost of sales..................................              421,313         451,203        425,883
                                                            --------        --------       --------
  Gross profit.................................               75,362          75,669         51,201
Selling, general and administrative expenses...               53,040          53,370         54,674
Environmental expense recovery.................  1,12           (631)           (750)        (5,501)
Restructuring charges..........................     3             --            (258)         6,536
                                                            --------        --------       --------
  Operating income (loss)......................               22,953          23,307         (4,508)
Other:
  Other income (expense), net..................    11            279           5,491           (151)
  Interest expense, net........................     7        (13,093)        (10,088)       (10,417)
                                                            --------        --------       --------
  Income (loss) before income tax provision and
     minority interest.........................               10,139          18,710        (15,076)
Income tax provision...........................   1,9          6,416           8,910          3,717
                                                            --------        --------       --------
  Income (loss) before minority interest.......                3,723           9,800        (18,793)
Minority interest..............................     1             44             323            135
                                                            --------        --------       --------
  Net income (loss)............................                3,767          10,123        (18,658)
Other comprehensive loss:
  Foreign currency translation adjustment......    10         (3,212)         (4,530)        (1,206)
  Minimum pension liability adjustment, net....  6,10        (15,545)            (58)          (309)
  Deferred loss on derivatives, net............  8,10           (122)             --             --
                                                            --------        --------       --------
  Comprehensive (loss) income..................             $(15,112)       $  5,535       $(20,173)
                                                            ========        ========       ========

                See notes to consolidated financial statements.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       DECEMBER 31,    DECEMBER 31,
                                                              NOTES        2001            2000
                                                              -----    ------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................     1       $ 25,819        $ 33,402
  Accounts receivable, less allowance for doubtful accounts
     ($2,225 in 2001 and $1,837 in 2000)....................               62,711          69,212
  Inventories...............................................   1,4         87,469          91,176
  Prepaid expenses and other current assets.................               13,565          14,820
                                                                         --------        --------
          Total current assets..............................              189,564         208,610
Investments in affiliates...................................     1          2,363             977
Property, plant and equipment, net..........................   1,5         67,321          61,428
Other assets................................................               10,679          19,140
                                                                         --------        --------
          Total.............................................             $269,927        $290,155
                                                                         ========        ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt...........................................     7       $  4,678        $  9,782
  Current portion of long-term debt.........................     7          1,036           1,523
  Accounts payable..........................................               39,554          44,985
  Accrued expenses..........................................               17,474          21,737
  Current portion of environmental liabilities..............  1,12          4,643           5,598
  Taxes payable.............................................     9          3,092           4,116
                                                                         --------        --------
          Total current liabilities.........................               70,477          87,741
                                                                         --------        --------
Long-term Liabilities:
  Long-term debt............................................     7        122,504         115,420
  Accrued pension liabilities...............................   1,6         42,581          33,442
  Environmental liabilities, net............................  1,12         29,049          30,219
  Other liabilities.........................................                1,297           7,029
                                                                         --------        --------
          Total long-term liabilities.......................              195,431         186,110
                                                                         --------        --------
          Total liabilities.................................              265,908         273,851
                                                                         --------        --------
Commitments and Contingencies...............................    13
Minority Interest...........................................     1            521             557
Shareholder's Equity:
  Common stock -- par value $.01 per share, authorized
     10,000,000 shares, issued and outstanding 5,000,000
     shares.................................................    10             50              50
  Due from parent company...................................    10        (19,714)        (19,714)
  Additional paid-in capital................................    10         50,529          47,666
  Accumulated other comprehensive loss......................    10        (25,370)         (6,491)
  Retained deficit..........................................    10         (1,997)         (5,764)
                                                                         --------        --------
          Total shareholder's equity........................                3,498          15,747
                                                                         --------        --------
          Total.............................................             $269,927        $290,155
                                                                         ========        ========

                See notes to consolidated financial statements.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                                         YEAR ENDED
                                                         -------------------------------------------
                                                         DECEMBER 31,    DECEMBER 31,    JANUARY 31,
                                                             2001            2000           2000
                                                         ------------    ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)......................................    $  3,767        $ 10,123       $(18,658)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization........................      10,011           8,837          8,342
  Loss (gain) on sales of assets.......................         117          (5,159)           146
  Deferred income taxes................................       1,946           3,798          1,805
  Restructuring charges................................          --            (258)         6,536
Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable...........       2,773          (4,436)        (8,822)
  (Increase) decrease in inventories...................         (80)        (11,059)        35,863
  Decrease (increase) in other current assets..........         934          (3,754)         5,089
  (Decrease) increase in accounts payable and accrued
     expenses..........................................      (6,214)          5,838         21,585
  Restructuring payments...............................         (60)         (1,695)        (2,036)
  Environmental payments...............................      (1,886)         (2,633)        (2,866)
  Other assets and liabilities, net....................      (3,033)         (3,813)       (11,512)
                                                           --------        --------       --------
          Net cash provided by (used in) operating
            activities.................................       8,275          (4,211)        35,472
                                                           --------        --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment.............     (17,132)        (15,872)       (13,932)
Proceeds from asset sales..............................         130           8,486            173
Acquisitions, net of cash..............................          --         (11,386)            --
Other, net.............................................      (1,176)             68             74
                                                           --------        --------       --------
          Net cash used in investing activities........     (18,178)        (18,704)       (13,685)
                                                           --------        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt...........................      17,312           8,545          2,021
Repayment of long-term debt............................     (10,160)           (823)          (914)
Net (repayment) borrowing of short-term debt...........      (3,302)          9,495         (1,492)
Purchase of parent company debt........................          --         (19,714)            --
Minority interest contribution.........................          --             676             --
                                                           --------        --------       --------
          Net cash provided by (used in) financing
            activities.................................       3,850          (1,821)          (385)
                                                           --------        --------       --------
Effects of exchange rate changes on cash and cash
  equivalents..........................................      (1,530)           (473)           (84)
                                                           --------        --------       --------
Net (decrease) increase in cash and cash equivalents...      (7,583)        (25,209)        21,318
Cash and cash equivalents -- beginning of period.......      33,402          58,611         37,293
                                                           --------        --------       --------
Cash and cash equivalents -- end of period.............    $ 25,819        $ 33,402       $ 58,611
                                                           ========        ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes.............................    $  2,790        $  3,508       $  1,433
                                                           ========        ========       ========
Cash paid for interest.................................    $ 14,052        $ 13,446       $ 12,570
                                                           ========        ========       ========

                See notes to consolidated financial statements.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Metallurg, Inc. and its majority-owned subsidiaries (collectively, "Metallurg") manufacture and sell high-quality specialty metals, alloys and metallic chemicals which are essential to the production of high-performance aluminum and titanium alloys, superalloys, steel and certain non-metallic materials for various applications in the aerospace, power supply, automotive, petrochemical processing and telecommunications industries. Metallurg sells more than 500 different products to over 3,000 customers worldwide (primarily in North America and Europe).

     Basis of Presentation and Consolidation -- The consolidated financial statements include the accounts of Metallurg, Inc. and its majority-owned subsidiaries. Investments in companies where Metallurg has greater than 50% ownership interests are fully consolidated, with the equity owned by the respective partners shown as minority interest on the balance sheet and their portion of net income or loss shown separately in the statement of operations. All material intercompany transactions and balances have been eliminated in consolidation.

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

     Effective December 31, 2000, Metallurg, Inc. changed from a fiscal year ending January 31 to a calendar year. As a result, the year ended December 31, 2000 (the "Transition Period") includes 11 months of results for Metallurg, Inc., the parent holding company and, consistent with historical reporting practice, the 12 months ended December 31, 2000 of results of its operating subsidiaries. Metallurg's results for the Transition Period ended December 31, 2000 were total revenue of $526,872,000, operating income of $23,307,000, a tax provision of $8,910,000 and net income of $10,123,000. Had the year ended January 31, 2000 only included 11 months of Metallurg, Inc., the parent holding company, Metallurg would have reported total revenue of $477,084,000, an operating loss of $4,051,000, a tax provision of $3,714,000 and a net loss of $17,449,000.

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

     Foreign Currency Translation -- For foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates; income and expenses are translated using weighted-average exchange rates. Resulting translation adjustments, as well as gains and losses from certain intercompany transactions, are reported in a separate component of shareholder's equity. Translation adjustments for operations in highly inflationary economies and exchange gains and losses on transactions are included in earnings, and amounted to gains (losses) of $1,694,000, $(81,000) and $954,000 for the years ended December 31, 2001,
December 31, 2000 and January 31, 2000, respectively.

     Cash and Cash Equivalents -- Metallurg presents all highly liquid instruments, maturing within 30 days or less when purchased, as cash equivalents.

     Inventories -- Inventories are stated at the lower of cost or market, cost being determined using principally the average cost and specific identification methods. Metallurg estimates the net realizable value of its inventories at least quarterly and adjusts the carrying amount of these inventories to its market value, less a normal profit margin, as necessary.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     Investments in Affiliates -- Investments in affiliates in which Metallurg has a 20% to 50% ownership interest and exercises significant management influence are accounted for in accordance with the equity method. Where management does not exercise significant influence and where Metallurg has less than a 20% interest, the investment is carried at cost.

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

     Revenue Recognition -- Revenue is recognized when the earnings process is complete and the risks and rewards of ownership have transferred to the customer. In certain instances, Metallurg arranges sales for which the supplier invoices the customer directly. In such cases, Metallurg receives commission income, in its role as agent, which is recognized when the supplier passes title to the customer. Metallurg assumes no significant credit or other risk with such transactions.

     Environmental Remediation Costs and Recoveries -- Losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Cost of future expenditures for environmental remediation obligations are not discounted to their present value. Environmental expense recoveries are generally recognized in income upon final settlement with Metallurg's insurance carriers.

     Income Taxes -- Metallurg uses the liability method whereby deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of Metallurg's assets and liabilities. Metallurg does not provide for U.S. federal income taxes on the accumulated earnings considered permanently reinvested in certain of its foreign subsidiaries, which approximated $48,100,000 at December 31, 2001. These earnings have been invested in facilities and other assets and have been subject to substantial foreign income taxes, which may or could offset a major portion of any tax liability resulting from their remittance and inclusion in U.S. taxable income. Accordingly, Metallurg does not provide for U.S. income taxes on foreign currency translation adjustments related to these foreign subsidiaries.

     Retirement Plans -- Pension costs of Metallurg, Inc. and its domestic consolidated subsidiaries are funded or accrued currently. Metallurg's foreign subsidiaries maintain separate pension plans for their employees. Such foreign plans are either funded currently or accruals are recorded in the balance sheet to reflect pension plan liabilities.

     Stock-Based Compensation -- Metallurg accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of Metallurg, Inc.'s common stock at the date of grant over the amount an employee must pay to acquire the stock. Disclosures required with respect to alternative fair value measurement and recognition methods prescribed by Statement of Financial Accounting

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" are presented in "Note 10. Shareholder's Equity".

     Derivative Instruments and Hedging Activities -- Metallurg uses derivative instruments, primarily forward contracts, to manage certain foreign currency, interest rate and commodity price exposures. Derivative instruments are viewed as risk management tools by Metallurg and are not used for trading or speculative purposes. Derivative instruments are recorded on the balance sheet at fair value. Derivatives used to hedge foreign-currency-denominated balance sheet items are reported directly in earnings along with offsetting gains and losses on the items being hedged. Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases are accounted for as cash flow hedges. Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, and gains and losses on foreign currency transactions not designated as hedges are recognized currently in income.

     Recent Accounting Pronouncements -- Effective January 1, 2001, Metallurg adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", which establishes accounting and reporting standards for business combinations, and SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting and reporting of acquired goodwill and other intangible assets. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Metallurg is required to adopt SFAS No. 142 on January 1, 2002. Metallurg does not expect either SFAS No. 141 or SFAS No. 142 to have a material effect on its consolidated financial statements.

     In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. This statement covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 is effective for Metallurg on January 1, 2003. Management has not yet determined the impact, if any, that the adoption of SFAS No. 143 will have on Metallurg's consolidated financial statements.

     In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and related literature and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, but it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used. SFAS No. 144 was effective for Metallurg on January 1, 2002. Management believes that the adoption of SFAS No. 144 will not have a material impact on its consolidated financial statements.

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

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

2. SEGMENTS AND RELATED INFORMATION -- (CONTINUED)

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

     GfE Gesellschaft fur Elektrometallurgie mbH and its subsidiaries (collectively, "GfE") -- This unit is comprised of two production facilities and a sales office in Germany. The Nuremberg plant manufactures and sells a wide variety of specialty products, including vanadium-based chemicals and sophisticated metals, alloys and powders used in the titanium, superalloy, electronics, telecommunications, biomedical and optics industries. The Morsdorf plant, which was sold in January 2002, produced medical prostheses, implants and surgical instruments for orthopedic applications. See "Note 17. Subsequent Events" to Metallurg's Consolidated Financial Statements.

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

     Summarized financial information concerning Metallurg's reportable segments is shown in the following table (in thousands). Each segment records direct expenses related to its employees and operations. The "Other" column includes corporate-related items and results of subsidiaries not meeting the quantitative thresholds as prescribed by applicable accounting rules for determining reportable segments. Metallurg does not allocate general corporate overhead expenses to operating segments. The accounting policies of the

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

2. SEGMENTS AND RELATED INFORMATION -- (CONTINUED)

segments are the same as those described in "Note 1. Summary of Significant Accounting Policies". Transactions among segments are established based on negotiation among the parties.

                                                                                                      INTERSEGMENT   CONSOLIDATED
                                    SHIELDALLOY     LSM        GFE       EWW       CIF      OTHER     ELIMINATIONS      TOTALS
                                    -----------   --------   -------   -------   -------   --------   ------------   ------------
YEAR ENDED DECEMBER 31, 2001
Revenue from external customers...   $ 99,038     $134,997   $81,181   $14,185   $15,939   $151,335                    $496,675
Intergroup revenue................      5,030       38,164     9,861    21,700    23,444     20,142    $(118,341)            --
Interest income...................      1,022           82        93       219        58      4,751       (4,584)         1,641
Interest expense..................      1,168        1,733     1,130        42     1,040     14,205       (4,584)        14,734
Depreciation and amortization.....      1,516        4,067     1,757       518     1,153      2,322       (1,322)        10,011
Income tax (benefit) provision....     (2,925)         630       621     1,531     1,678      4,881           --          6,416
Net (loss) income.................     (2,152)       1,795       791     2,223     3,487     22,834      (25,211)         3,767
Assets............................     81,453       83,339    38,046    26,981    20,421    335,092     (315,405)       269,927
Capital expenditures..............      7,579        4,661     1,484       140     2,685        583           --         17,132
YEAR ENDED DECEMBER 31, 2000
Revenue from external customers...   $114,297     $136,362   $84,706   $14,548   $14,946   $162,013                    $526,872
Intergroup revenue................      4,638       44,217    11,714    22,006    14,064     18,479    $(115,118)            --
Interest income...................      1,152           51        89       116       551      3,834       (2,639)         3,154
Interest expense..................        405        1,228     1,358        56       374     12,460       (2,639)        13,242
Depreciation and amortization.....      1,409        3,398     1,654       641       988        747           --          8,837
Income tax (benefit) provision....        (54)       2,167       616     2,206       416      3,559           --          8,910
Net (loss) income.................       (604)       4,584       314       731     2,750     22,406      (20,058)        10,123
Assets............................     74,556       95,605    41,854    29,591    16,086    195,444     (162,981)       290,155
Capital expenditures..............      3,435        8,746     1,840       234       887        730           --         15,872
YEAR ENDED JANUARY 31, 2000
Revenue from external customers...   $119,665     $116,477   $72,476   $12,151   $ 9,158   $147,157                    $477,084
Intergroup revenue................      4,801       37,386    13,386    20,711    11,697     21,713    $(109,694)            --
Interest income...................      2,564          116       122        36        87      4,130       (4,217)         2,838
Interest expense..................         32           92     1,229       133       342     15,644       (4,217)        13,255
Depreciation and amortization.....      1,519        2,980     1,877       767       867        332           --          8,342
Income tax provision..............        429          670       534       154        --      1,930           --          3,717
Net (loss) income.................       (217)       1,470    (6,336)   (1,104)    1,403    (18,350)       4,476        (18,658)
Assets............................     67,959       81,284    39,841    28,591    13,312    210,236     (147,572)       293,651
Capital expenditures..............      3,920        5,494     2,163       380     1,331        644           --         13,932

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

2. SEGMENTS AND RELATED INFORMATION -- (CONTINUED)

     Metallurg sells its products in over 50 countries. The following table presents revenue by country based on the location of the user of the product (in thousands):

                                                                            YEAR ENDED
                                                             -----------------------------------------
                                                             DECEMBER 31,   DECEMBER 31,   JANUARY 31,
                                                                 2001           2000          2000
                                                             ------------   ------------   -----------
U.S. ......................................................    $140,037       $153,500      $131,377
Germany....................................................      80,869         80,225        70,130
U.K. ......................................................      39,743         49,243        44,101
South Africa...............................................      34,491         35,695        28,099
Sweden.....................................................      26,087         31,789        22,515
France.....................................................      18,254         17,921        12,444
Italy......................................................      17,723         18,319        13,945
Canada.....................................................      16,223         23,251        37,070
Other......................................................     122,102        116,347       116,728
Commission income..........................................       1,146            582           675
                                                               --------       --------      --------
  Total revenue............................................    $496,675       $526,872      $477,084
                                                               ========       ========      ========

     The following table presents property, plant and equipment by country based on the location of the assets (in thousands):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
U.K. .......................................................    $24,929        $24,729
U.S. .......................................................     19,546         13,625
Germany.....................................................     10,024         11,587
Brazil......................................................      7,014          5,507
Other.......................................................      5,808          5,980
                                                                -------        -------
  Total.....................................................    $67,321        $61,428
                                                                =======        =======

3. RESTRUCTURING

     During the second quarter of 1999, Metallurg commenced a restructuring program. The restructuring was initiated to reduce Metallurg's cost structure, to streamline management and production functions and focus resources in support of higher-margin products at major production units. The restructuring plan includes the discontinuation of certain production activities, termination of employees, a facility closing and the write-down

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

3. RESTRUCTURING -- (CONTINUED)

of certain redundant plant and equipment and related spare parts and supplies. The restructuring affects certain of Metallurg's operations in Europe. Details of the restructuring charge are as follows (in thousands):

                                                   SEVERANCE
                                                   AND OTHER    WRITE-DOWN OF
                                                   EMPLOYEE     PROPERTY AND
                                                     COSTS      EQUIPMENT(a)     OTHER     TOTAL
                                                   ---------    -------------    -----    -------
Original accrual.................................   $4,538         $1,289        $ 709    $ 6,536
  Utilized (cash)................................   (2,036)            --           --     (2,036)
  Utilized (non-cash)............................       --           (863)        (229)    (1,092)
  Foreign exchange gain..........................     (121)           (82)         (25)      (228)
                                                    ------         ------        -----    -------
Balance at January 31, 2000......................    2,381            344          455      3,180
  Utilized (cash)................................   (1,625)            --          (68)    (1,693)
  Utilized (non-cash)............................       --            (62)         (68)      (130)
  Accrual reduction..............................     (258)            --           --       (258)
  Foreign exchange gain..........................     (170)           (22)         (30)      (222)
                                                    ------         ------        -----    -------
Balance at December 31, 2000.....................      328            260          289        877
  Utilized (cash)................................      (60)          (156)          --       (216)
  Foreign exchange gain..........................      (18)           (12)         (15)       (45)
                                                    ------         ------        -----    -------
Balance at December 31, 2001.....................   $  250         $   92        $ 274    $   616
                                                    ======         ======        =====    =======

---------------
(a) Includes related spare parts and supplies.

     During 1999, a charge of $4,179,000 was recorded with respect to the restructuring of Metallurg's German operations (GfE and EWW). Ninety-four employees were notified of terminations as operations were curtailed in line with current demand for Metallurg's products. Provisions of $2,393,000 for severance costs, $1,223,000, primarily for the write-down of redundant fixed assets, and $563,000 of other costs were recorded. As of December 31, 2001, 63 employees had terminated service pursuant to the restructuring plan and payments totaling $1,646,000 were made in respect of these severance costs. In 2000, as a result of recent improvements in GfE's other ongoing operations, 31 employees that were due to be terminated were offered continued employment in expanded operations and the related accrual of $258,000 was reversed. The restructuring program has been substantially carried out. During 2002, $248,000 is anticipated to be expended and the remaining restructuring costs will not be disbursed and the program completed until 2004, when certain minor production activities are to be permanently closed down. Additionally, fixed assets and spare parts with an aggregate net book value of $1,019,000 have been taken out of service.

     During the fourth quarter of 1999, a charge of $2,357,000 was recorded with respect to the restructuring of Metallurg's U.K. operations (LSM). Fifty-five employees terminated service as part of LSM's plan to simplify its organization and reduce costs by restructuring its businesses into fewer operating divisions. In addition, administrative functions were relocated to its Rotherham plant site from its London office, which was closed. Provisions of $2,145,000 for severance costs and $212,000 related to the costs of the office closing were recorded. The restructuring was completed during 2000.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

4. INVENTORIES

     Inventories consist of the following (in thousands):

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2001            2000
                                                              ------------    ------------
Raw materials...............................................    $19,783         $20,491
Work in process.............................................      4,018           2,854
Finished goods..............................................     60,635          64,781
Other.......................................................      3,033           3,050
                                                                -------         -------
     Total..................................................    $87,469         $91,176
                                                                =======         =======

5. PROPERTY, PLANT AND EQUIPMENT

     The major classes of property, plant and equipment are as follows (in thousands):

                                                          DECEMBER 31,    DECEMBER 31,    ESTIMATED
                                                              2001            2000          LIVES
                                                          ------------    ------------    ---------
Land....................................................    $  2,669        $ 2,639
Buildings and leasehold improvements....................      21,971         17,929         5-50
Machinery...............................................      61,333         53,433         3-12
Office furniture and equipment..........................      10,017          9,680         3-10
Transportation equipment................................       2,610          2,937          2-5
Construction in progress................................       8,581          4,285
                                                            --------        -------
     Total..............................................     107,181         90,903
Less: accumulated depreciation..........................      39,860         29,475
                                                            --------        -------
     Property, plant and equipment, net.................    $ 67,321        $61,428
                                                            ========        =======

     Depreciation expense related to property, plant and equipment charged to operations for the years ended December 31, 2001, December 31, 2000 and January 31, 2000 was $9,170,000, $8,177,000 and $7,660,000, respectively.

6. RETIREMENT PLANS

     Metallurg maintains defined benefit plans for its employees in the U.S., the U.K., Germany and Norway. In addition, other benefit plans are maintained by Metallurg in the U.S. and overseas.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

6. RETIREMENT PLANS -- (CONTINUED)

  Defined Benefit Plans

     The following table summarizes the changes in benefit obligation and changes in plan assets for Metallurg's defined benefit plans (in thousands).

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2001            2000
                                                              ------------    ------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................    $126,839        $122,149
Acquisition.................................................          --             921
Service cost................................................       2,413           2,355
Interest cost...............................................       7,432           7,027
Actuarial loss..............................................       8,208           7,461
Benefits paid...............................................      (4,924)         (5,423)
Foreign currency translation adjustment.....................      (3,517)         (7,651)
                                                                --------        --------
     Benefit obligation at end of year......................     136,451         126,839
                                                                --------        --------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............      93,457         103,528
Acquisition.................................................          --             592
Actual return on plan assets................................      (6,972)         (2,774)
Employer and employee contributions.........................       2,572           1,757
Benefits paid...............................................      (3,017)         (3,448)
Foreign currency translation adjustment.....................      (1,949)         (6,198)
                                                                --------        --------
     Fair value of plan assets at end of year...............      84,091          93,457
                                                                --------        --------

Funded status...............................................     (52,360)        (33,382)
Unrecognized net actuarial loss.............................      31,743          10,949
Unrecognized prior service cost.............................          78              86
                                                                --------        --------
     Accrued pension liabilities............................    $(20,539)       $(22,347)
                                                                ========        ========
Amounts recognized in the balance sheet are as follows:
  Accrued pension liabilities...............................    $(42,104)       $(32,893)
  Prepaid pension cost......................................          --          10,122
  Intangible asset..........................................          78              --
  Accumulated other comprehensive loss......................      21,487             424
                                                                --------        --------
     Net amount recognized in balance sheet.................    $(20,539)       $(22,347)
                                                                ========        ========

                                                                      YEAR ENDED
                                                      -------------------------------------------
                                                      DECEMBER 31,    DECEMBER 31,    JANUARY 31,
                                                          2001            2000           2000
                                                      ------------    ------------    -----------
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate.......................................  5.75%-7.25%       5.5%-7.5%      5.5%-7.5%
Rate of compensation increase.......................    3.0%-4.0%       3.0%-4.5%      3.0%-5.0%
Expected return on plan assets......................    7.0%-9.0%       7.0%-9.0%      7.0%-9.0%

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

6. RETIREMENT PLANS -- (CONTINUED)

     The following table summarizes the components of net periodic benefit cost (in thousands):

                                                                         YEAR ENDED
                                                         -------------------------------------------
                                                         DECEMBER 31,    DECEMBER 31,    JANUARY 31,
                                                             2001            2000           2000
                                                         ------------    ------------    -----------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost...........................................    $ 2,116         $ 2,059         $ 2,458
Interest cost..........................................      7,432           7,027           6,892
Expected return on plan assets.........................     (6,947)         (7,571)         (6,866)
Net amortization and deferral..........................         51            (197)             70
                                                           -------         -------         -------
     Net periodic benefit cost.........................    $ 2,652         $ 1,318         $ 2,554
                                                           =======         =======         =======

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the U.S. pension plan, which has accumulated benefit obligations in excess of plan assets, were $20,241,000, $19,241,000 and $16,996,000 as of December 31, 2001.

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $109,405,000, $97,933,000 and $60,559,000 as of December 31, 2001.

     Due to decreases in interest rates and declines in the total returns of the assets in the plans, a minimum pension liability adjustment of $15,545,000, net of tax of $5,518,000, was recognized at December 31, 2001 relating primarily to LSM. Adjustments of $58,000 and $309,000 were recognized at December 31, 2000 and January 31, 2000, respectively.

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

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2001            2000
                                                              ------------    ------------
Benefit obligation..........................................    $(20,241)       $(19,029)
Plan assets.................................................      16,996          19,095
                                                                --------        --------
     Funded status..........................................      (3,245)             66
Unrecognized actuarial loss (gain)..........................       1,927          (1,442)
Unrecognized prior service cost.............................          78              86
                                                                --------        --------
     Accrued pension liability..............................    $ (1,240)       $ (1,290)
                                                                ========        ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

6. RETIREMENT PLANS -- (CONTINUED)


                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2001            2000
                                                              ------------    ------------
Amounts recognized in the balance sheet are as follows:
  Accrued pension liability.................................    $(2,245)        $(1,290)
  Intangible asset..........................................         78              --
  Accumulated other comprehensive loss......................        927              --
                                                                -------         -------
     Net amount recognized in balance sheet.................    $(1,240)        $(1,290)
                                                                =======         =======

     LSM maintains defined benefit pension plans covering all eligible employees. Substantially all plan assets are invested in listed stocks and bonds. The funded status of these plans is as follows (in thousands):

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2001            2000
                                                              ------------    ------------
Benefit obligation (a)......................................    $(82,889)       $(76,223)
Plan assets.................................................      64,578          73,823
                                                                --------        --------
     Funded status..........................................     (18,311)         (2,400)
Unrecognized actuarial loss.................................      28,059          12,105
                                                                --------        --------
     Net prepaid pension cost...............................    $  9,748        $  9,705
                                                                ========        ========
Amounts recognized in the balance sheet are as follows:
  Prepaid pension cost......................................                    $ 10,122
  Accrued pension liability.................................    $ (8,645)           (417)
  Accumulated other comprehensive loss......................      18,393              --
                                                                --------        --------
     Net amount recognized in balance sheet.................    $  9,748        $  9,705
                                                                ========        ========

---------------
(a) LSM's pension benefit obligation increased significantly as the result of a reduction in the discount rate from 6.25% to 5.75%.

     Metallurg's German subsidiaries maintain defined benefit pension plans covering all eligible employees. The funded status of these plans is as follows (in thousands):

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2001            2000
                                                              ------------    ------------
Benefit obligation..........................................    $(33,321)       $(31,587)
Plan assets.................................................       2,517             539
                                                                --------        --------
     Funded status..........................................     (30,804)        (31,048)
Unrecognized actuarial loss.................................       1,757             286
                                                                --------        --------
     Accrued pension liability..............................    $(29,047)       $(30,762)
                                                                ========        ========
Amounts recognized in the balance sheet are as follows:
  Accrued pension liability.................................    $(31,214)       $(31,186)
  Accumulated other comprehensive loss......................       2,167             424
                                                                --------        --------
     Net amount recognized in balance sheet.................    $(29,047)       $(30,762)
                                                                ========        ========

  Other Benefit Plans

     Metallurg, Inc. maintains a defined contribution plan covering substantially all of the salaried employees of Metallurg, Inc. and its domestic subsidiaries. The related expense, net of forfeitures, was $226,000,

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

6. RETIREMENT PLANS -- (CONTINUED)

$205,000 and $15,000 for the years ended December 31, 2001, December 31, 2000 and January 31, 2000, respectively.

     Balance sheet accruals for pension plans of Metallurg, Inc.'s other foreign subsidiaries approximate or exceed the related actuarially computed value of accumulated benefit obligations. Accrued pension liabilities for these plans were $477,000 and $549,000 at December 31, 2001 and 2000, respectively. Pension expense relating to these plans was $77,000, $220,000 and $74,000 for the years ended December 31, 2001, December 31, 2000 and January 31, 2000, respectively.

7. BORROWINGS

     Long-term debt consists of the following (in thousands):

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2001            2000
                                                              ------------    ------------
Metallurg, Inc.:
  Senior Notes..............................................    $100,000        $100,000
                                                                --------        --------
Foreign subsidiaries:
  LSM.......................................................      18,459          10,074
  GfE.......................................................       4,387           5,516
  EWW.......................................................         549           1,062
  Other.....................................................         145             291
                                                                --------        --------
                                                                  23,540          16,943
                                                                --------        --------
       Subtotal.............................................     123,540         116,943
Less: amounts due within one year...........................       1,036           1,523
                                                                --------        --------
          Total long-term debt..............................    $122,504        $115,420
                                                                ========        ========

  Metallurg, Inc. and Domestic Subsidiaries

     In November 1997, Metallurg, Inc. sold its $100,000,000 11% Senior Notes due 2007 (the "Senior Notes"). Interest is payable semi-annually. The Senior Notes are redeemable at the option of Metallurg, Inc., in whole or in part, at any time on or after December 2002. The Senior Notes are fully and unconditionally guaranteed by the U.S. subsidiaries of Metallurg, Inc. on a senior unsecured basis. The Senior Note indenture contains limitations on, among other things, the ability of Metallurg to incur indebtedness and enter into certain mergers, consolidations or asset sales. In addition, under the terms of the indenture, Metallurg, Inc. is limited in its ability to make restricted payments, as defined and including, among other things, minority investments in subsidiaries and dividend payments, to a formula based on the cumulative net income since November 1, 1997 and certain specified allowances. As a result of this limitation, Metallurg, Inc. is permitted to make future restricted payments in the amount of $10,625,000 as of December 31, 2001.

     On October 29, 1999, Metallurg, Inc., Shieldalloy and certain of Metallurg, Inc.'s other subsidiaries (the "Borrowers") renewed their existing credit facility with certain financial institutions led by Fleet National Bank as agent (the "Revolving Credit Facility") for a term of five years. This facility provides the Borrowers with up to $50,000,000 of financing resources. Interest is charged at a rate per annum equal to (i) LIBOR, plus 2.0% - 2.5% or (ii) Prime, plus up to 1.0% based on the performance of Metallurg, Inc. and certain of its subsidiaries (the "North American Group"), as defined in the Revolving Credit Facility. Interest rates on amounts borrowed are adjusted quarterly, based on the North American Group's fixed charge coverage ratio. The Revolving Credit Facility permits borrowings of up to $50,000,000 for working capital requirements and

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

7. BORROWINGS -- (CONTINUED)

general corporate purposes, up to $35,000,000 of which may be used for letters of credit. The Revolving Credit Facility continues to prohibit Metallurg, Inc. from making dividends prior to 2004 and requires the Borrowers and certain subsidiaries to comply with various covenants, including the maintenance of minimum liquidity, as defined in the agreement, at a $10,000,000 level.

     The Borrowers are required to pay a fee of 0.375% per annum on the unused portion of the facility. The total amount the Borrowers may borrow at any time is limited to a borrowing base calculation that is based on eligible accounts receivable, inventory and certain fixed assets. At December 31, 2001, there were no borrowings under this facility; however, outstanding letters of credit totaled $20,819,000. The Borrowers had unused borrowing capacity of $6,498,000 under this facility. Substantially all assets of the North American Group are pledged as collateral under this agreement.

  Foreign Subsidiaries

     Pursuant to the Revolving Credit Facility, Fleet National Bank, through its London office, made available a German subfacility that was terminated by Metallurg in December 2001. In August 1998, GfE entered into a term loan with IKB Deutsche Industrie Bank in the amount of DM 10,000,000 (E5,113,000 or $4,558,000). The loan bears interest at a rate of 3.9% and is collateralized by certain property of GfE. Repayments began in 2001 and continue until 2008. The outstanding balance at December 31, 2001 was E4,473,000 ($3,988,000). GfE also has collateralized term loans of E446,000 ($398,000) maturing through 2004 and bearing interest at a weighted-average rate of 6.5%. Short-term collateralized borrowings of GfE with local banks totaled E301,000 ($269,000) at December 31, 2001 at a weighted average interest rate of 4.5%.

     During the second quarter of 2001, LSM extended and restructured its revolving credit facilities and term loans with Barclays Bank plc and HSBC Bank plc. The agreements provide LSM with several borrowing facilities. Three overdraft facilities provide LSM with up to L8,500,000 ($12,376,000) of borrowings, L43,300,000 ($63,045,000) of foreign exchange contracts and options and L2,800,000 ($4,077,000) for other ancillary banking arrangements, including bank guarantees. Borrowings under these facilities are unsecured and payable on demand. Outstanding loans under this facility bear interest at a rate of 1.0% over the lender's base rate. At December 31, 2001, LSM had L388,000 ($565,000) outstanding under the overdraft facilities. Hydelko has an unsecured overdraft facility of NOK 15,000,000 ($1,673,000) at an interest rate of NIBOR plus 1.25%. At December 31, 2001, there was NOK 2,663,000 ($297,000) outstanding under this facility.

     LSM also has four revolving term loan facilities that provide for borrowings up to L12,000,000 ($17,472,000) at interest rates of LIBOR plus
0.75% - 0.95%. LSM is required to pay fees ranging from 0.375% to 0.475% per annum on the unused portion of these facilities. Two of the facilities expire during the second quarter of 2004 while the other two expire during the second quarter of 2006. These term loan facilities are unsecured and require LSM to comply with various covenants, including the maintenance of minimum net worth and interest coverage. Following a decline in operating results during the second half of the year, LSM obtained waivers, in December 2001, from its banks regarding the required minimum interest coverage ratio covenant for the period ended December 31, 2001. While there can be no assurance that LSM would, if required, be able to obtain similar or additional waivers from its banks in future periods, LSM believes that alternative financing arrangements could be arranged. Additionally, Metallurg believes that its existing cash balances and other financial resources would be sufficient to support LSM in the event that any repayments would be required. The proceeds from these loans were used to pay down existing term loans and overdraft facilities. At December 31, 2001, LSM had L12,000,000 ($17,472,000) outstanding under the revolving term loan facilities. During 2000, Hydelko entered into an unsecured term loan in the amount of NOK 10,000,000 ($1,115,000). Repayments began in November 2000 and continue for 10 years in equal monthly installments plus interest at NIBOR plus 1.25%.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

7. BORROWINGS -- (CONTINUED)

     EWW has committed lines of credit with several banks in the aggregate amount of E4,602,000 ($4,103,000). The credit agreements require EWW to pledge certain assets, which include accounts receivable, inventory and fixed assets. At December 31, 2001, there were no borrowings under these facilities. In 1998, EWW borrowed DM 1,478,000 (E756,000 or $674,000). Payments began in 2000 and continue at DM 185,000 (E95,000 or $85,000) per year until maturity in 2008. The loan bears interest at 4.25%.

     Metallurg, Inc.'s other foreign subsidiaries maintain short-term secured and unsecured borrowing arrangements, generally in local currencies, with various banks totaling $5,981,000. Borrowings under these arrangements aggregated $3,506,000 at December 31, 2001 at a weighted-average interest rate of 10.6%.

     Interest expense totaled $14,734,000, $13,242,000 and $13,255,000 for the years ended December 31, 2001, December 31, 2000 and January 31, 2000, respectively.

     The scheduled maturities of long-term debt during the next five years are $1,036,000 in 2002, $917,000 in 2003, $9,556,000 in 2004, $788,000 in 2005,
$9,518,000 in 2006 and $101,725,000 thereafter.

8. FINANCIAL INSTRUMENTS

     The carrying amounts and fair values of financial instruments are as follows (in thousands):

                                                       DECEMBER 31, 2001      DECEMBER 31, 2000
                                                      -------------------    -------------------
                                                      CARRYING     FAIR      CARRYING     FAIR
                                                       AMOUNT      VALUE      AMOUNT      VALUE
                                                      --------    -------    --------    -------
FINANCIAL ASSETS AND LIABILITIES
Cash and cash equivalents...........................  $25,819     $25,819    $33,402     $33,402
Investments in affiliates...........................    2,363       2,363        977         977
Short-term debt.....................................    4,678       4,678      9,782       9,782
Senior Notes........................................  100,000      88,000    100,000      80,000
Other long-term debt................................   23,540      23,540     16,943      16,943

                                                      NOTIONAL    MARKET     NOTIONAL    MARKET
                                                       AMOUNT      VALUE      AMOUNT      VALUE
                                                      --------    -------    --------    -------
DERIVATIVE INSTRUMENTS
Forward exchange contracts:
  Sales.............................................  $34,273     $   299    $27,547     $  (268)
  Purchases.........................................    7,460         373      9,590         (79)
Interest rate collar................................   17,472        (120)        --          --
Commodity price contracts:
  Sales.............................................    2,771          28      2,805         (40)
  Purchases.........................................    5,448         (94)    10,319          21

     The carrying value of cash and cash equivalents and short-term debt approximates fair value due to their liquidity and short-term maturities. All investments purchased with maturities of three months or less are considered cash equivalents. Fair values of investments in affiliates are not readily available. The fair value of Metallurg, Inc.'s Senior Notes is based on quoted market prices. Metallurg's other long-term debt includes floating-rate debt, the carrying value of which approximates fair value.

     Metallurg does not use financial instruments for trading or other speculative purposes. Metallurg does not hedge the net investment in its subsidiaries.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

8. FINANCIAL INSTRUMENTS -- (CONTINUED)

     Metallurg enters into foreign exchange contracts in the regular course of business to manage exposure against fluctuations on sales and raw material purchase transactions denominated in currencies other than the functional currencies of its businesses. The contracts mature at the anticipated cash requirement date, generally within 12 months, and are predominantly denominated in U.S. Dollars and Euros. The counterparties to these contractual arrangements are a diverse group of major financial institutions with which Metallurg also has other financial relationships. Metallurg is exposed to credit risk generally limited to unrealized gains in such contracts in the event of non-performance by counterparties of those financial instruments, but it does not expect any counterparties to fail to meet their obligations given their high credit ratings. The notional values provide an indication of the extent of Metallurg's involvement in such instruments but do not represent its exposure to market risk, which is essentially limited to risk related to currency rate movements. The estimated fair value of foreign exchange contracts is based on estimated amounts at which they could be settled based on market exchange rates and include all foreign exchange contracts regardless of hedge designation.

     In 2001, LSM entered into a zero premium interest rate collar on its long-term debt of L12,000,000 ($17,472,000) notional principal that limits the variable spread on its LIBOR-based interest payments between a floor of 5.22% and a cap of 7.0%. Any amounts to be paid or received on the collar are recognized as an adjustment to interest expense. The agreement expires in June 2004. The fair value of the collar is based on the amount at which it can be settled with the counterparty.

     Metallurg is exposed to volatility in the prices of raw materials used in some of its products and uses forward contracts to manage some of these exposures. As the hedging documentation requirements are not currently being met, gains and losses on these derivatives are recognized currently in earnings. The estimated fair value of the forward contracts is based on estimated amounts at which they could be settled based on market prices and include all forward contracts regardless of hedge designation.

9. INCOME TAXES

     For financial reporting purposes, income (loss) before income tax provision and minority interest includes the following components (in thousands):

                                                                         YEAR ENDED
                                                         -------------------------------------------
                                                         DECEMBER 31,    DECEMBER 31,    JANUARY 31,
                                                             2001            2000           2000
                                                         ------------    ------------    -----------
U.S. ..................................................    $(4,105)        $ 1,195        $(13,779)
Foreign................................................     14,244          17,515          (1,297)
                                                           -------         -------        --------
          Total........................................    $10,139         $18,710        $(15,076)
                                                           =======         =======        ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

9. INCOME TAXES -- (CONTINUED)

     The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to Metallurg's effective tax rate is as follows (dollars in thousands):

                                                                   YEAR ENDED
                                          ------------------------------------------------------------
                                            DECEMBER 31,         DECEMBER 31,          JANUARY 31,
                                                2001                 2000                  2000
                                          -----------------    -----------------    ------------------
                                             TAX                  TAX                  TAX
                                          PROVISION            PROVISION            PROVISION
                                          (BENEFIT)     %      (BENEFIT)     %      (BENEFIT)      %
                                          ---------    ----    ---------    ----    ---------    -----
Income tax provision (benefit) at
  statutory rate........................   $3,447      34.0     $6,361      34.0     $(5,126)    (34.0)
State and local income taxes, net of
  federal income tax effect.............      145       1.4        164       0.9         (86)     (0.6)
Effect of net change of foreign
  valuation allowance and differences
  between U.S. and foreign rates........    1,505      14.9      1,819       9.7       3,920      26.0
Foreign dividends.......................    2,001      19.7        624       3.3       1,289       8.6
Changes in domestic valuation
  allowance.............................     (712)     (7.0)      (110)     (0.6)      3,276      21.7
Other...................................       30       0.3         52       0.3         444       3.0
                                           ------      ----     ------      ----     -------     -----
          Total.........................   $6,416      63.3     $8,910      47.6     $ 3,717      24.7
                                           ======      ====     ======      ====     =======     =====

     The income tax provision represents the following (in thousands):

                                                                         YEAR ENDED
                                                         -------------------------------------------
                                                         DECEMBER 31,    DECEMBER 31,    JANUARY 31,
                                                             2001            2000           2000
                                                         ------------    ------------    -----------
Current:
  U.S. federal.........................................     $ (170)         $   85
  U.S. state and local.................................        219             247         $ (130)
  Foreign..............................................      4,421           4,780          2,042
                                                            ------          ------         ------
     Total current.....................................      4,470           5,112          1,912
                                                            ------          ------         ------
Deferred:
  U.S. federal and state...............................         19             843            228
  Foreign..............................................      1,927           2,955          1,577
                                                            ------          ------         ------
     Total deferred....................................      1,946           3,798          1,805
                                                            ------          ------         ------
     Total income tax provision........................     $6,416          $8,910         $3,717
                                                            ======          ======         ======

     U.S. federal income tax refunds receivable of $1,133,000 and $1,077,000, at December 31, 2001 and 2000, respectively, consist of carryback claims related to environmental expenses. These receivables are reflected in prepaid expenses in the accompanying Consolidated Balance Sheets.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

9. INCOME TAXES -- (CONTINUED)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of Metallurg's deferred tax assets and liabilities are as follows (in thousands):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
Deferred Tax Assets:
  NOL and other credit carryforwards........................    $ 29,282       $ 29,743
  Retirement benefits.......................................      12,186          9,839
  Environmental liabilities.................................      11,027         12,772
  Goodwill..................................................       3,655          4,255
  Other accruals and reserves...............................       1,924          1,296
  Inventories...............................................         510            365
  Fixed assets..............................................          64            297
  Other.....................................................         666            483
                                                                --------       --------
     Total deferred tax assets..............................      59,314         59,050
Deferred tax asset valuation allowance......................     (47,912)       (51,888)
                                                                --------       --------
                                                                  11,402          7,162
                                                                --------       --------
Deferred Tax Liabilities:
  Tax write-offs and reserves...............................      (3,153)        (2,062)
  Fixed assets..............................................      (2,840)        (2,544)
  Pension credits...........................................      (1,005)        (4,105)
  Other.....................................................        (595)          (392)
                                                                --------       --------
     Total deferred tax liabilities.........................      (7,593)        (9,103)
                                                                --------       --------
Net deferred tax asset (liability)..........................    $  3,809       $ (1,941)
                                                                ========       ========

     At December 31, 2001, Metallurg has net operating loss carryforwards relating to domestic operations of $17,707,000 (of which $3,300,000 is subject to certain limitations relative to utilization), which expire through 2020, and alternative minimum tax credit carryforwards of $1,714,000, which can be carried forward indefinitely. Metallurg, Inc.'s consolidated foreign subsidiaries have income tax loss carryforwards aggregating $51,266,000, a substantial portion of which relates to German and Brazilian operations, which do not expire under current regulations. Due to significant uncertainties surrounding the realization of certain loss carryforwards, the related deferred tax assets have been substantially provided for in the valuation allowance at December 31, 2001. Included within the foreign deferred tax provision at December 31, 2001 are the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital" of $1,233,000 and the deferred tax effects of certain deferred tax assets, primarily foreign net operating losses, for which a benefit has previously been recognized in the statement of operations in the amount of $754,000. The adoption of fresh-start reporting in 1997 results in an increase of additional paid-in capital, rather than an income tax benefit in the tax provision, as the benefits relating to then-existing deferred tax assets are realized.

     A deferred tax credit related to a minimum pension liability adjustment in the amount of $5,518,000 was recorded in shareholder's equity. See "Note 10. Shareholder's Equity".

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

10. SHAREHOLDER'S EQUITY

                                                                                         ACCUMULATED
                                          COMMON STOCK      DUE FROM     ADDITIONAL         OTHER       RETAINED        TOTAL
                                       ------------------    PARENT       PAID-IN       COMPREHENSIVE   EARNINGS    SHAREHOLDER'S
                                        SHARES     AMOUNT   COMPANY       CAPITAL           LOSS        (DEFICIT)      EQUITY
                                       ---------   ------   -------- ------------------ -------------   ---------   -------------
                                                                  (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at February 1, 1999..........  5,000,000    $50                   $45,257         $   (388)     $  2,771      $ 47,690
  Net loss...........................         --     --                        --               --       (18,658)      (18,658)
  Change in translation adjustment...         --     --                        --           (1,206)           --        (1,206)
  Minimum pension liability
    adjustment.......................         --     --                        --             (309)           --          (309)
  Deferred tax effects of fresh-start
    adjustments......................         --     --                       924               --            --           924
                                       ---------    ---     --------      -------         --------      --------      --------
Balance at January 31, 2000..........  5,000,000     50                    46,181           (1,903)      (15,887)       28,441
  Net income.........................         --     --                        --               --        10,123        10,123
  Change in translation adjustment...         --     --                        --           (4,530)           --        (4,530)
  Minimum pension liability
    adjustment.......................         --     --                        --              (58)           --           (58)
  Purchase of parent company debt....         --     --     $(19,714)           --              --            --       (19,714)
  Deferred tax effects of fresh-start
    adjustments......................         --     --           --        1,485               --            --         1,485
                                       ---------    ---     --------      -------         --------      --------      --------
Balance at December 31, 2000.........  5,000,000     50      (19,714)       47,666          (6,491)       (5,764)       15,747
  Net income.........................         --     --           --           --               --         3,767         3,767
  Change in translation adjustment...         --     --           --           --           (3,212)           --        (3,212)
  Minimum pension liability
    adjustment (net of deferred tax
    of $5,518).......................         --     --           --           --          (15,545)           --       (15,545)
  Deferred tax effects of fresh-start
    adjustments......................         --     --           --        1,233               --            --         1,233
  Fresh-start adjustment for tax
    benefits of environmental
    carryback claims.................         --     --           --        1,630               --            --         1,630
  Deferred loss on derivatives,
    net..............................         --     --           --           --             (122)           --          (122)
                                       ---------    ---     --------      -------         --------      --------      --------
Balance at December 31, 2001.........  5,000,000    $50     $(19,714)      $50,529        $(25,370)     $ (1,997)     $  3,498
                                       =========    ===     ========      =======         ========      ========      ========

  Accumulated Other Comprehensive Loss

     The components of accumulated other comprehensive loss are as follows (in thousands):

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2001            2000
                                                              ------------    ------------
Foreign currency translation loss...........................    $ (9,279)       $(6,067)
Minimum pension liability adjustment, net...................     (15,969)          (424)
Deferred loss on derivatives................................        (122)            --
                                                                --------        -------
                                                                $(25,370)       $(6,491)
                                                                ========        =======

     Metallurg, Inc. has 5,000,000 shares of common stock, $0.01 par value, outstanding, all of which are owned by Metallurg Holdings.

     Under the terms of the Senior Note indenture, Metallurg, Inc. is limited in its ability to make restricted payments, as defined and including, among other things, minority investments in subsidiaries and dividend payments, to a formula based on cumulative net income since November 1, 1997 and certain specified allowances. As a result of this limitation, Metallurg, Inc. is permitted to make future restricted payments in the amount of $10.6 million as of December 31, 2001. In addition, Metallurg, Inc.'s revolving credit facility with Fleet National Bank prohibits the payment of dividends through 2004.

     On October 17, 2000, Metallurg, Inc. completed the purchase of $76,065,000 in face amount of 12 3/4% Senior Discount Notes due 2008 (the "Senior Discount Notes") of Metallurg Holdings, Inc., its parent company, for $19,714,000 in cash. These Senior Discount Notes were not subsequently retired. The Senior

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

10. SHAREHOLDER'S EQUITY -- (CONTINUED)

Discount Notes were purchased on the open market in several separately negotiated transactions. Consent to the transaction from Metallurg, Inc.'s bank group under its Amended and Restated Loan Agreement, dated October 29, 1999, had been previously obtained. Metallurg, Inc.'s investment in these Senior Discount Notes is recorded as a reduction in equity, as the only significant asset of Metallurg Holdings, Inc. is its investment in Metallurg, Inc. Semi-annual interest payments of $2,865,000 are payable on the outstanding Senior Discount Notes beginning in January 2004.

STOCK COMPENSATION PLANS

     1998 Equity Compensation Plan (the "ECP") -- On November 20, 1998, 500,000 shares of common stock were made available for stock awards and stock options under the ECP. Options issued have a term of ten years and vest, in most cases, 20% on the date of grant and 20% on each of the first four anniversaries of the date of grant. The weighted-average remaining life of options outstanding at December 31, 2001 was 7.4 years.

     Stock option transactions under the ECP are summarized as follows:

                                                                                       WEIGHTED-
                                                                                        AVERAGE
                                                              NUMBER OF   EXERCISE   FAIR VALUE AT
                                                               SHARES      PRICE      GRANT DATE
                                                              ---------   --------   -------------
Balance at February 1, 1999.................................   462,500
  Granted...................................................    12,500     $30.00        $6.03
  Canceled or forfeited.....................................   (40,500)
                                                               -------
Balance at January 31, 2000.................................   434,500
  Granted...................................................    15,000     $30.00        $6.26
  Canceled or forfeited.....................................   (17,500)
                                                               -------
Balance at December 31, 2000................................   432,000
  Granted...................................................    65,000     $30.00        $3.88
  Canceled or forfeited.....................................   (24,500)
                                                               -------
Balance at December 31, 2001................................   472,500
                                                               =======
Shares reserved for future options..........................    27,500
Stock options exercisable at:
  January 31, 2000..........................................   168,800
  December 31, 2000.........................................   248,625
  December 31, 2001.........................................   317,500

     Had the compensation cost for Metallurg, Inc.'s stock option plan been determined based upon the fair value at the grant date, consistent with SFAS No. 123, Metallurg, Inc.'s net income would have been reduced by $454,000, $408,000 and $385,000 for the years ended December 31, 2001, December 31, 2000 and

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

10. SHAREHOLDER'S EQUITY -- (CONTINUED)

January 31, 2000, respectively. Principal assumptions used in applying the Black-Scholes model for options granted in the periods presented are as follows:

                                                                          YEAR ENDED
                                                           -----------------------------------------
                                                           DECEMBER 31,   DECEMBER 31,   JANUARY 31,
                                                               2001           2000          2000
                                                           ------------   ------------   -----------
Expected volatility......................................     0%             0%             0%
Expected dividend yield..................................     0%             0%             0%
Expected life............................................   4 years        4 years        4 years
Risk-free interest rate..................................    3.54%          6.02%          5.77%

11. OTHER INCOME (EXPENSE), NET

     Other income (expense), net, consists of the following (in thousands):

                                                                          YEAR ENDED
                                                           -----------------------------------------
                                                           DECEMBER 31,   DECEMBER 31,   JANUARY 31,
                                                               2001           2000          2000
                                                           ------------   ------------   -----------
Gain on sale of interest in Solikamsk Magnesium Works....                    $5,128
Other, net...............................................      $279             363         $(151)
                                                               ----          ------         -----
          Total..........................................      $279          $5,491         $(151)
                                                               ====          ======         =====

     In April 2000, Metallurg sold its entire interest in Solikamsk Magnesium Works for $8,311,000, resulting in a gain of $5,128,000.

12. ENVIRONMENTAL LIABILITIES

     Metallurg's alloy manufacturing operations in Newfield, New Jersey; Cambridge, Ohio; Nuremberg and Weisweiler, Germany; and Sao Joao del Rei, Brazil are subject to environmental laws and regulations for which Metallurg has incurred environmental liabilities. These liabilities are primarily related to the investigation and remediation of contamination resulting from historic operations.

     Total environmental liabilities consist of the following (in thousands):

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2001            2000
                                                              ------------    ------------
U.S.:
  Shieldalloy -- New Jersey.................................    $23,534         $25,194
  Shieldalloy -- Ohio.......................................     10,854          10,868
                                                                -------         -------
                                                                 34,388          36,062
Foreign.....................................................      2,965           3,223
                                                                -------         -------
  Total environmental liabilities...........................     37,353          39,285
  Less: trust funds.........................................      3,661           3,468
                                                                -------         -------
Net environmental liabilities...............................     33,692          35,817
  Less: current portion.....................................      4,643           5,598
                                                                -------         -------
     Environmental liabilities..............................    $29,049         $30,219
                                                                =======         =======

     Shieldalloy entered into administrative consent orders with the New Jersey Department of Environmental Protection under which Shieldalloy must conduct remediation activities at the Newfield facility. These

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

12. ENVIRONMENTAL LIABILITIES -- (CONTINUED)

obligations include the closure of wastewater lagoons, the decontamination of groundwater, soil remediation, surface water and sediment clean up, wetlands restoration and related operation and maintenance activities. Shieldalloy accrued its best estimate of the associated costs with respect to remedial activities at the site, which it expects to disburse over the next 15 years. At December 31, 2001, outstanding letters of credit issued as financial assurances in favor of various environmental agencies totaled $19,069,000. These letters of credit were issued under the Revolving Credit Facility. (See "Note 7. Borrowings".) The cost of providing financial assurance over the term of the remediation activities has been contemplated in the accrued amounts.

     Historic manufacturing processes at both Newfield and Cambridge have resulted in on-site slag piles containing naturally occurring radioactivity. Shieldalloy notified the U.S. Nuclear Regulatory Commission (the "NRC") that it plans to terminate its NRC license with respect to the Newfield facility and submit a Decommissioning Plan by September 2002. At the Cambridge site, Shieldalloy plans to decommission and to cap the slag piles on-site. Financial assurance for implementation and ongoing maintenance of such decommissioning plans is partially assured by cash funds held in trust, letters of credit and an annuity contract.

     Shieldalloy and Cyprus Foote Mineral Company ("Cyprus Foote"), the former owner of the Cambridge site, entered into a consent order with the State of Ohio in December 1996. Shieldalloy and Cyprus Foote agreed in the consent order to conduct remediation and decommissioning activities at the Cambridge site. Additionally, Shieldalloy and Cyprus Foote agreed to enhance, restore and preserve certain wetlands in the vicinity of the Cambridge site. Pursuant to the consent order, Shieldalloy and Cyprus Foote are jointly and severally liable to the State of Ohio in respect of these obligations. However, Shieldalloy has agreed with Cyprus Foote that it shall perform and be liable for the performance of these remedial obligations. Therefore, Shieldalloy has accrued its best estimate of associated costs that it expects to substantially disburse over the next 5 years.

     With respect to the financial assurance obligations to the State of Ohio, Cyprus Foote has agreed to provide a substantial portion of the financial assurance required by the State of Ohio and Shieldalloy, in addition to agreeing to provide the balance thereof, has purchased an annuity contract which will provide for future payments into the trust fund to cover certain of the estimated operation and maintenance costs over the next 100 years.

     Metallurg, Inc.'s German subsidiaries have accrued environmental liabilities in the amounts of $2,793,000 and $3,022,000 at December 31, 2001 and 2000, respectively, to cover the costs of closing an off-site dump and for certain environmental conditions at a subsidiary's Nuremberg site. In Brazil, costs of $172,000 and $201,000 have been accrued at December 31, 2001 and 2000, respectively, to cover reclamation costs of closed mine sites.

     In 2001, 2000 and 1999, Shieldalloy recognized environmental expense recoveries of $631,000, $750,000 and $5,501,000, respectively, upon settlement with insurance companies relating to coverage for certain environmental claims stemming from the 1960's and forward. These claims relate mostly to the historical costs of remedial activities at Shieldalloy's Newfield, New Jersey site.

13. CONTINGENT LIABILITIES

     In addition to environmental matters, which are discussed in Note 12, Metallurg defends, from time to time, various claims and legal actions arising in the normal course of business. Management believes, based on the advice of counsel, that the outcome of such matters will not have a material adverse effect on Metallurg's consolidated financial position, results of operations or liquidity. There can be no assurance, however, that existing or future litigation will not result in an adverse judgment against Metallurg that could have a material adverse effect on Metallurg's future results of operations or cash flows.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

14. LEASES

     Metallurg leases office space, facilities and equipment. The leases generally provide that Metallurg pays the tax, insurance and maintenance expenses related to the leased assets. At December 31, 2001, future minimum lease payments required under non-cancelable operating leases having remaining lease terms in excess of one year are as follows (in thousands):

DECEMBER 31,
------------
2002........................................................  $1,609
2003........................................................   1,297
2004........................................................   1,053
2005........................................................     744
2006........................................................     610
Thereafter..................................................   2,669
                                                              ------
          Total.............................................  $7,982
                                                              ======

     Rent expense under operating leases for the years ended December 31, 2001, December 31, 2000 and January 31, 2000 was $1,767,000, $1,527,000 and
$1,453,000, respectively.

15. SUPPLEMENTAL GUARANTOR INFORMATION

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

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

15. SUPPLEMENTAL GUARANTOR INFORMATION -- (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                              COMBINED       COMBINED
                                                             GUARANTOR     NON-GUARANTOR
                                          METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          ---------------   ------------   -------------   ------------   ------------
Total revenue...........................                      $158,912       $410,989        $(73,226)      $496,675
                                                              --------       --------        --------       --------
Operating costs and expenses:
  Cost of sales.........................                       139,324        354,136         (72,147)       421,313
  Selling, general and administrative
    expenses............................     $  4,898           10,892         38,572          (1,322)        53,040
  Environmental expense recovery........           --             (631)            --              --           (631)
                                             --------         --------       --------        --------       --------
    Total operating costs and
      expenses..........................        4,898          149,585        392,708         (73,469)       473,722
                                             --------         --------       --------        --------       --------
    Operating (loss) income.............       (4,898)           9,327         18,281             243         22,953
Other income (expense):
  Other income, net.....................           --           48,155            279         (48,155)           279
  Interest (expense) income, net........       (9,783)           1,006         (4,316)             --        (13,093)
  Equity in income (losses) of
    subsidiaries........................       17,289          (42,094)         2,104          22,701             --
                                             --------         --------       --------        --------       --------
    Income before income tax
      provision.........................        2,608           16,394         16,348         (25,211)        10,139
Income tax (benefit) provision..........       (1,159)           1,304          6,271              --          6,416
                                             --------         --------       --------        --------       --------
    Income before minority interest.....        3,767           15,090         10,077         (25,211)         3,723
Minority interest.......................           --               --             44              --             44
                                             --------         --------       --------        --------       --------
    Net income..........................        3,767           15,090         10,121         (25,211)         3,767
Other comprehensive (loss) income:
  Foreign currency translation
    adjustment..........................       (3,212)          (2,128)        (3,680)          5,808         (3,212)
  Minimum pension liability adjustment,
    net.................................      (15,545)         (14,893)       (27,493)         42,386        (15,545)
  Deferred loss on derivatives, net.....         (122)              58           (242)            184           (122)
                                             --------         --------       --------        --------       --------
    Comprehensive loss..................     $(15,112)        $ (1,873)      $(21,294)       $ 23,167       $(15,112)
                                             ========         ========       ========        ========       ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

15. SUPPLEMENTAL GUARANTOR INFORMATION -- (CONTINUED)

           CONDENSED CONSOLIDATING BALANCE SHEET AT DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                              COMBINED       COMBINED
                                                             GUARANTOR     NON-GUARANTOR
                                          METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          ---------------   ------------   -------------   ------------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents.............     $ 18,521         $  1,273       $ 17,651       $ (11,626)      $ 25,819
  Accounts receivable, net..............       31,213           22,014         61,937         (52,453)        62,711
  Inventories...........................           --           35,226         55,457          (3,214)        87,469
  Other assets..........................          745            4,288         11,169          (2,637)        13,565
                                             --------         --------       --------       ---------       --------
         Total current assets...........       50,479           62,801        146,214         (69,930)       189,564
Investments -- intergroup...............       73,197            7,720         49,135        (130,052)            --
Investments -- other....................           --               --          2,363              --          2,363
Property, plant and equipment, net......          728           18,818         47,775              --         67,321
Other assets............................        6,814           59,271         52,087        (107,493)        10,679
                                             --------         --------       --------       ---------       --------
         Total..........................     $131,218         $148,610       $297,574       $(307,475)      $269,927
                                             ========         ========       ========       =========       ========

LIABILITIES AND
SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt and current portion of
    long-term debt......................                                     $ 17,340       $ (11,626)      $  5,714
  Accounts payable......................     $  2,569         $ 43,355         46,083         (52,453)        39,554
  Accrued expenses......................        2,843            7,649         11,625              --         22,117
  Other current liabilities.............        2,546               91          3,092          (2,637)         3,092
                                             --------         --------       --------       ---------       --------
         Total current liabilities......        7,958           51,095         78,140         (66,716)        70,477
                                             --------         --------       --------       ---------       --------
Long-term Liabilities:
  Long-term debt........................      100,000               --         22,504              --        122,504
  Accrued pension liabilities...........        1,886              359         40,336              --         42,581
  Environmental liabilities, net........           --           26,906          2,143              --         29,049
  Other liabilities.....................       17,876               --         44,081         (60,660)         1,297
                                             --------         --------       --------       ---------       --------
         Total long-term liabilities....      119,762           27,265        109,064         (60,660)       195,431
                                             --------         --------       --------       ---------       --------
         Total liabilities..............      127,720           78,360        187,204        (127,376)       265,908
                                             --------         --------       --------       ---------       --------
Minority interest.......................           --               --            521              --            521
Shareholder's Equity:
  Common stock..........................           50            1,227        120,935        (122,162)            50
  Due from parent company...............      (19,714)              --             --              --        (19,714)
  Additional paid-in capital............       50,529          104,945          8,090        (113,035)        50,529
  Accumulated other comprehensive
    loss................................      (25,370)         (21,589)       (16,171)         37,760        (25,370)
  Retained deficit......................       (1,997)         (14,333)        (3,005)         17,338         (1,997)
                                             --------         --------       --------       ---------       --------
         Total shareholder's equity.....        3,498           70,250        109,849        (180,099)         3,498
                                             --------         --------       --------       ---------       --------
         Total..........................     $131,218         $148,610       $297,574       $(307,475)      $269,927
                                             ========         ========       ========       =========       ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

15. SUPPLEMENTAL GUARANTOR INFORMATION -- (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                         COMBINED       COMBINED
                                                        GUARANTOR     NON-GUARANTOR
                                     METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     ---------------   ------------   -------------   ------------   ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES.......................     $ (3,588)        $(1,803)       $ 13,666              --       $  8,275
                                        --------         -------        --------        --------       --------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property, plant and
     equipment.....................          (35)         (7,583)         (9,514)             --        (17,132)
  Proceeds from asset sales........           11              --             119              --            130
  Other, net.......................           78              --          (1,254)             --         (1,176)
                                        --------         -------        --------        --------       --------
Net cash provided by (used in)
  investing activities.............           54          (7,583)        (10,649)             --        (18,178)
                                        --------         -------        --------        --------       --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Intergroup (repayments)
     borrowings....................      (16,329)         16,575            (246)             --             --
  Proceeds from long-term debt,
     net...........................           --              --           7,152              --          7,152
  Net repayment of short-term
     debt..........................           --              --          (2,161)         (1,141)        (3,302)
  Intergroup dividends received
     (paid)........................       13,208          (7,500)         (5,708)             --             --
                                        --------         -------        --------        --------       --------
Net cash (used in) provided by
  financing activities.............       (3,121)          9,075            (963)         (1,141)         3,850
                                        --------         -------        --------        --------       --------
Effects of exchange rate changes on
  cash and cash equivalents........           --              --          (1,530)             --         (1,530)
                                        --------         -------        --------        --------       --------
Net (decrease) increase in cash and
  cash equivalents.................       (6,655)           (311)            524          (1,141)        (7,583)
                                        --------         -------        --------        --------       --------
Cash and cash
  equivalents -- beginning of
  period...........................       25,176           1,584          17,127         (10,485)        33,402
                                        --------         -------        --------        --------       --------
Cash and cash equivalents -- end of
  period...........................     $ 18,521         $ 1,273        $ 17,651        $(11,626)      $ 25,819
                                        ========         =======        ========        ========       ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

15. SUPPLEMENTAL GUARANTOR INFORMATION -- (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                              COMBINED       COMBINED
                                                             GUARANTOR     NON-GUARANTOR
                                          METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          ---------------   ------------   -------------   ------------   ------------
Total revenue...........................                      $175,198       $421,931        $(70,257)      $526,872
                                                              --------       --------        --------       --------
Operating costs and expenses:
  Cost of sales.........................                       154,690        366,430         (69,917)       451,203
  Selling, general and administrative
    expenses............................      $ 5,888           11,347         36,135              --         53,370
  Environmental expense recovery........           --             (750)            --              --           (750)
  Restructuring charges, net............           --               --           (258)             --           (258)
                                              -------         --------       --------        --------       --------
    Total operating costs and
      expenses..........................        5,888          165,287        402,307         (69,917)       503,565
                                              -------         --------       --------        --------       --------
    Operating (loss) income.............       (5,888)           9,911         19,624            (340)        23,307
Other income (expense):
  Other income, net.....................           --            5,128            363              --          5,491
  Interest (expense) income, net........       (8,338)             854         (2,604)             --        (10,088)
  Equity in income of subsidiaries......       19,718            8,751             --         (28,469)            --
                                              -------         --------       --------        --------       --------
    Income before income tax
      provision.........................        5,492           24,644         17,383         (28,809)        18,710
Income tax (benefit) provision..........       (4,631)           5,836          7,705              --          8,910
                                              -------         --------       --------        --------       --------
    Income before minority interest.....       10,123           18,808          9,678         (28,809)         9,800
Minority interest.......................           --               --            323              --            323
                                              -------         --------       --------        --------       --------
    Net income..........................       10,123           18,808         10,001         (28,809)        10,123
Other comprehensive loss:
  Foreign currency translation
    adjustment..........................       (4,530)          (3,891)        (4,530)          8,421         (4,530)
  Minimum pension liability
    adjustment..........................          (58)             (58)           (58)            116            (58)
                                              -------         --------       --------        --------       --------
    Comprehensive income................      $ 5,535         $ 14,859       $  5,413        $(20,272)      $  5,535
                                              =======         ========       ========        ========       ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

15. SUPPLEMENTAL GUARANTOR INFORMATION -- (CONTINUED)

           CONDENSED CONSOLIDATING BALANCE SHEET AT DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                              COMBINED       COMBINED
                                                             GUARANTOR     NON-GUARANTOR
                                          METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          ---------------   ------------   -------------   ------------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents.............     $ 25,176         $  1,584       $ 17,127       $ (10,485)      $ 33,402
  Accounts receivable, net..............       17,075           23,993         62,418         (34,274)        69,212
  Inventories...........................           --           35,542         57,769          (2,135)        91,176
  Other assets..........................        7,032            2,047         11,777          (6,036)        14,820
                                             --------         --------       --------       ---------       --------
         Total current assets...........       49,283           63,166        149,091         (52,930)       208,610
Investments -- intergroup...............       85,481           52,994             --        (138,475)            --
Investments -- other....................           --               --            977              --            977
Property, plant and equipment, net......          851           12,774         47,803              --         61,428
Other assets............................        6,980           17,434         15,345         (20,619)        19,140
                                             --------         --------       --------       ---------       --------
         Total..........................     $142,595         $146,368       $213,216       $(212,024)      $290,155
                                             ========         ========       ========       =========       ========
LIABILITIES AND
SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt and current portion of
    long-term debt......................                                     $ 21,790       $ (10,485)      $ 11,305
  Accounts payable......................     $  3,705         $ 28,742         46,813         (34,275)        44,985
  Accrued expenses......................        3,669           10,902         12,764              --         27,335
  Other current liabilities.............           --            6,036          4,116          (6,036)         4,116
                                             --------         --------       --------       ---------       --------
         Total current liabilities......        7,374           45,680         85,483         (50,796)        87,741
                                             --------         --------       --------       ---------       --------
Long-term Liabilities:
  Long-term debt........................      100,000               --         15,420              --        115,420
  Accrued pension liabilities...........        1,111              179         32,152              --         33,442
  Environmental liabilities, net........           --           27,594          2,625              --         30,219
  Other liabilities.....................       18,363               --          9,285         (20,619)         7,029
                                             --------         --------       --------       ---------       --------
         Total long-term liabilities....      119,474           27,773         59,482         (20,619)       186,110
                                             --------         --------       --------       ---------       --------
         Total liabilities..............      126,848           73,453        144,965         (71,415)       273,851
                                             --------         --------       --------       ---------       --------
Minority interest.......................           --               --            557              --            557
Shareholder's Equity:
  Common stock..........................           50            1,227         52,181         (53,408)            50
  Due from parent company...............      (19,714)              --             --              --        (19,714)
  Additional paid-in capital............       47,666           94,460         11,927        (106,387)        47,666
  Accumulated other comprehensive (loss)
    income..............................       (6,491)          (4,626)        15,244         (10,618)        (6,491)
  Retained deficit......................       (5,764)         (18,146)       (11,658)         29,804         (5,764)
                                             --------         --------       --------       ---------       --------
         Total shareholder's equity.....       15,747           72,915         67,694        (140,609)        15,747
                                             --------         --------       --------       ---------       --------
         Total..........................     $142,595         $146,368       $213,216       $(212,024)      $290,155
                                             ========         ========       ========       =========       ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

15. SUPPLEMENTAL GUARANTOR INFORMATION -- (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                         COMBINED       COMBINED
                                                        GUARANTOR     NON-GUARANTOR
                                     METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     ---------------   ------------   -------------   ------------   ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES.......................     $(10,076)        $ 1,593        $  3,958        $    314       $ (4,211)
                                        --------         -------        --------        --------       --------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property, plant and
     equipment.....................          (92)         (3,457)        (12,323)             --        (15,872)
  Proceeds from asset sales........           49           8,277             160              --          8,486
  Other, net.......................           68              --         (11,386)             --        (11,318)
                                        --------         -------        --------        --------       --------
Net cash provided by (used in)
  investing activities.............           25           4,820         (23,549)             --        (18,704)
                                        --------         -------        --------        --------       --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Intergroup (repayments)
     borrowings....................          (76)          2,607          (2,217)           (314)            --
  Proceeds from long-term debt,
     net...........................           --              --           7,722              --          7,722
  Net borrowing of short-term
     debt..........................           --              --          10,831          (1,336)         9,495
  Purchase of parent company
     debt..........................      (19,714)             --              --              --        (19,714)
  Minority interest contribution...           --              --             676              --            676
  Intergroup dividends received
     (paid)........................        9,590          (8,000)         (1,590)             --             --
                                        --------         -------        --------        --------       --------
Net cash (used in) provided by
  financing activities.............      (10,200)         (5,393)         15,422          (1,650)        (1,821)
                                        --------         -------        --------        --------       --------
Effects of exchange rate changes on
  cash and cash equivalents........           --              --            (473)             --           (473)
                                        --------         -------        --------        --------       --------
Net (decrease) increase in cash and
  cash equivalents.................      (20,251)          1,020          (4,642)         (1,336)       (25,209)
Cash and cash
  equivalents -- beginning of
  period...........................       45,427             564          21,769          (9,149)        58,611
                                        --------         -------        --------        --------       --------
Cash and cash equivalents -- end of
  period...........................     $ 25,176         $ 1,584        $ 17,127        $(10,485)      $ 33,402
                                        ========         =======        ========        ========       ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

15. SUPPLEMENTAL GUARANTOR INFORMATION -- (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED JANUARY 31, 2000
                                 (IN THOUSANDS)

                                                              COMBINED       COMBINED
                                                             GUARANTOR     NON-GUARANTOR
                                          METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          ---------------   ------------   -------------   ------------   ------------
Total revenue...........................     $  7,297         $149,452       $388,738        $(68,403)      $477,084
                                             --------         --------       --------        --------       --------
Operating costs and expenses:
  Cost of sales.........................        6,904          145,154        343,551         (69,726)       425,883
  Selling, general and administrative
    expenses............................        5,418           10,348         38,908              --         54,674
  Environmental expense recovery........           --           (5,501)            --              --         (5,501)
  Restructuring charges.................           --               --          6,536              --          6,536
                                             --------         --------       --------        --------       --------
    Total operating costs and
      expenses..........................       12,322          150,001        388,995         (69,726)       481,592
                                             --------         --------       --------        --------       --------
    Operating loss......................       (5,025)            (549)          (257)          1,323         (4,508)
Other income (expense):
  Other income (expense), net...........            2              (10)          (143)             --           (151)
  Interest (expense) income, net........      (10,979)           1,987         (1,425)             --        (10,417)
  Equity in losses of subsidiaries......       (3,153)          (2,871)            --           6,024             --
                                             --------         --------       --------        --------       --------
    Loss before income tax (benefit)
      provision.........................      (19,155)          (1,443)        (1,825)          7,347        (15,076)
Income tax (benefit) provision..........         (497)             896          3,318              --          3,717
                                             --------         --------       --------        --------       --------
    Loss before minority interest.......      (18,658)          (2,339)        (5,143)          7,347        (18,793)
Minority interest.......................           --               --            135              --            135
                                             --------         --------       --------        --------       --------
    Net loss............................      (18,658)          (2,339)        (5,008)          7,347        (18,658)
Other comprehensive (loss) income:
  Foreign currency translation
    adjustment..........................       (1,206)             560         (1,147)            587         (1,206)
  Minimum pension liability
    adjustment..........................         (309)            (309)          (366)            675           (309)
                                             --------         --------       --------        --------       --------
    Comprehensive loss..................     $(20,173)        $ (2,088)      $ (6,521)       $  8,609       $(20,173)
                                             ========         ========       ========        ========       ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

15. SUPPLEMENTAL GUARANTOR INFORMATION -- (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED JANUARY 31, 2000
                                 (IN THOUSANDS)

                                                          COMBINED       COMBINED
                                                         GUARANTOR     NON-GUARANTOR
                                      METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      ---------------   ------------   -------------   ------------   ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES........................      $(9,613)        $ 26,201        $19,409        $  (525)       $ 35,472
                                          -------         --------        -------        -------        --------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property, plant and
     equipment......................         (155)          (4,016)        (9,761)            --         (13,932)
  Proceeds from asset sales.........           --               16            157             --             173
  Other, net........................         (212)          (2,810)         3,096             --              74
                                          -------         --------        -------        -------        --------
Net cash used in investing
  activities........................         (367)          (6,810)        (6,508)            --         (13,685)
                                          -------         --------        -------        -------        --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Intergroup borrowings (repayments) . .      21,754       (19,922)        (2,357)           525              --
  Proceeds from long-term debt,
     net............................           --               --          1,107             --           1,107
  Net borrowing (repayment) of
     short-term debt................           --               --          1,579         (3,071)         (1,492)
  Intergroup dividends received (paid) . .       8,040          --         (8,040)            --              --
                                          -------         --------        -------        -------        --------
Net cash provided by (used in)
  financing activities..............       29,794          (19,922)        (7,711)        (2,546)           (385)
                                          -------         --------        -------        -------        --------
Effects of exchange rate changes on
  cash and cash equivalents.........           --               --            (84)            --             (84)
                                          -------         --------        -------        -------        --------
Net increase (decrease) in cash and
  cash equivalents..................       19,814             (531)         5,106         (3,071)         21,318
Cash and cash equivalents --
  beginning of period...............       25,613            1,095         16,663         (6,078)         37,293
                                          -------         --------        -------        -------        --------
Cash and cash equivalents -- end of
  period............................      $45,427         $    564        $21,769        $(9,149)       $ 58,611
                                          =======         ========        =======        =======        ========

16. RELATED PARTY TRANSACTIONS

     Metallurg, Inc. entered into a consulting agreement with Michael A. Standen, one of its directors, effective July 1, 1999, pursuant to which he provided consulting services at a rate of $10,000 per calendar quarter. This agreement has been terminated, effective December 31, 2001, upon payment of a final installment of $10,000 in lieu of notice. Mr. Standen has agreed not to compete against Metallurg during, and for a period of six months following termination of, the consulting period.

     Metallurg, Inc. charges its parent company, Metallurg Holdings, $12,000 per quarter for administrative services performed. The outstanding balance due from Metallurg Holdings at December 31, 2001 was $24,000.

     Pursuant to an Advisory Agreement entered into as of January 1, 1999, between Metallurg, Inc. and Safeguard International Management, LLC (of which certain directors of Metallurg, Inc.,

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

16. RELATED PARTY TRANSACTIONS -- (CONTINUED)

Dr. Schimmelbusch and Mr. Spector, are members), Metallurg, Inc. paid $33,000 per month through June 2000 (for a total of $198,000 during 2000) in connection with certain advisory and other services. Effective July 1, 2000, a new Advisory Agreement between Safeguard International Management, LLC and Metallurg, Inc. was entered into, which provides for the payment of $15,000 per month by Metallurg, Inc. in connection with the same types of services and which is terminable by either party upon thirty days' notice. Under this Agreement, Metallurg paid $180,000 and $90,000 during 2001 and 2000, respectively. No balance was outstanding at December 31, 2001.

     Dr. Schimmelbusch and Messrs. Emmi, Kindwall, Messman, Plum and Spector, all of whom are directors of Metallurg, Inc., are or were directors of Safeguard Scientifics, Inc. and/or directors or officers of various companies that are or were associated, directly or indirectly, with Safeguard Scientifics, Inc., which had an ownership interest in Safeguard International Fund, L.P. through August 2001. Pursuant to these positions, they received compensation from such entities.

17. SUBSEQUENT EVENTS

     On January 1, 2002, GfE completed the sale of its prosthetics company in Morsdorf, Germany and will record a gain of approximately $10,000,000 during the first quarter of 2002. At December 31, 2001, the assets of this company totaled $4,767,000 and, for the year ended December 31, 2001, the company had sales and net income of $7,812,000 and $624,000, respectively.

     In March 2002, Shieldalloy realized environmental expense recoveries upon receipt of a $3.0 million settlement with an insurance company relating to coverage for certain environmental claims.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                       SELECTED QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                       FIRST       SECOND      THIRD       FOURTH
                                      QUARTER     QUARTER     QUARTER     QUARTER       YEAR
                                      --------    --------    --------    --------    --------
YEAR ENDED DECEMBER 31, 2001
Sales...............................  $135,684    $130,445    $113,893    $115,507    $495,529
Gross profit........................    22,056      21,088      16,266      15,952      75,362
Net income (loss) (a)...............     2,988       2,148          90      (1,459)      3,767

                                       FIRST       SECOND      THIRD       FOURTH
                                      QUARTER     QUARTER     QUARTER     QUARTER       YEAR
                                      --------    --------    --------    --------    --------
YEAR ENDED DECEMBER 31, 2000
Sales...............................  $124,882    $133,261    $117,942    $150,205    $526,290
Gross profit........................    16,751      18,978      15,469      24,471      75,669
Net (loss) income (b)...............      (355)      5,285      (1,403)      6,596      10,123

---------------
(a) Includes environmental expense recoveries of $318, $282 and $31 in the first, second and fourth quarters, respectively.

(b) Includes environmental expense recovery of $750 in the first quarter.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Metallurg, Inc.

     Our audits of the consolidated financial statements referred to in our report dated March 8, 2002 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New York, New York
March 8, 2002

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                                        DEDUCTIONS
                                                              ------------------------------
                                  BALANCE AT    CHARGED TO    UNCOLLECTABLE                     BALANCE AT
                                  BEGINNING     COSTS AND       ACCOUNTS           OTHER           END
                                  OF PERIOD      EXPENSES      WRITTEN OFF     (DESCRIBE)(A)    OF PERIOD
                                  ----------    ----------    -------------    -------------    ----------
YEAR ENDED JANUARY 31, 2000
  Accounts receivable allowance
     for doubtful accounts......    $2,970         $234          $  (536)          $(219)         $2,449
YEAR ENDED DECEMBER 31, 2000
  Accounts receivable allowance
     for doubtful accounts......    $2,449         $665          $(1,220)          $ (57)         $1,837
YEAR ENDED DECEMBER 31, 2001
  Accounts receivable allowance
     for doubtful accounts......    $1,837         $954          $  (367)          $(199)         $2,225

---------------

(a) Foreign currency translation adjustments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF METALLURG, INC.

     The following table sets forth certain information with respect to the individuals who are the directors and executive officers of Metallurg, Inc.:

NAME                                   AGE    POSITION
----                                   ---    --------
Heinz C. Schimmelbusch...............  57     Chairman and Director
Alan D. Ewart........................  54     President, Chief Executive Officer and
                                              Director
Michael A. Standen...................  65     Vice Chairman and Director
Eric E. Jackson......................  49     Senior Vice President and Chief Operating
                                              Officer
Barry C. Nuss........................  48     Vice President, Finance and Chief Financial
                                              Officer
Ellen T. Harmon......................  47     Vice President, General Counsel and Secretary
Dennis P. Kelly......................  55     Vice President, Group Strategic Planning
Michael J. Emmi......................  60     Director
Nils A. Kindwall.....................  78     Director
Jack L. Messman......................  62     Director
Samuel A. Plum.......................  57     Director
Arthur R. Spector....................  61     Director
Michael D. Winfield..................  63     Director

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

     Heinz C. Schimmelbusch -- Dr. Schimmelbusch became Chairman of the Board and a Director of Metallurg, Inc. in July 1998, as well as President, Chief Executive Officer and a Director of Metallurg, Inc.'s parent company, Metallurg Holdings. He is a Managing Director of the General Partner and of the management company of Safeguard International. He also serves as Chairman of the Board of Allied Resource Corporation, Wayne, Pennsylvania; ALD Vacuum Technologies AG, Frankfurt, Germany; PFW Pfalz-Flugzeugwerke GmbH, Speyer, Germany; Alanx Wear Solutions, Inc., Newark, Delaware; KWH Katalysatoren GmbH, Marl, Germany; Puralube, Inc., Wayne, Pennsylvania and Sudamin Holdings S.A., Brussels, Belgium. During his professional career, Dr. Schimmelbusch held various industrial positions in Germany: Chairman of the Managing Board of Metallgesellschaft AG, Frankfurt, Germany; Chairman of the Board of Lurgi AG, Buderus AG, Dynamit Nobel AG, Norddeutsche Affinerie AG, and of BUS Umweltservice AG. In Canada, he was Chairman of the Board (and founder) of Metall Mining Corporation, Toronto, and Methanex Corporation, Vancouver. He was a member of the Board of Directors of Allianz Versicherungs AG, Munich, Germany; Mobil Oil AG, Hamburg, Germany; Teck Corporation, Vancouver, Canada; and Safeguard Scientifics, Inc., Wayne, Pennsylvania (through 2001); and a Member of the Advisory Board of Dresdner Bank AG; the European Bank for Reconstruction and Development, London, England; and of Hermes Kreditversicherungs-AG, Hamburg, Germany. Dr. Schimmelbusch also served as a member of the Presidency of the Federation of Germany Industries (BDI), Cologne, Germany; and the Presidency of the International Chamber of Commerce (ICC), Paris, France.

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

     Michael A. Standen -- Mr. Standen worked at Metallurg for his entire professional career. He was appointed President and Chief Executive Officer in 1983 and was Chairman from 1992 through July 1998. Mr. Standen joined LSM in 1961 and held positions in sales and purchasing management before he was appointed Joint Managing Director of LSM in 1977. He became sole Managing Director of LSM in 1980. He was elected to the Board of Directors of Metallurg, Inc. in 1977. Mr. Standen was appointed Vice Chairman of Metallurg, Inc. in August 1998 and was retained as an advisor to Metallurg (his consulting arrangement terminated December 31, 2001). Mr. Standen has a B.A. degree in languages from Oxford University.

     Eric E. Jackson -- Mr. Jackson was appointed Senior Vice President and Chief Operating Officer of Metallurg, Inc. in August 1998. He also serves as an officer and director of certain subsidiaries of Metallurg, Inc. Mr. Jackson was Senior Vice President and then President of Shieldalloy from September 1996 and retains the position of President currently. From 1993 to 1995, he was Assistant Director at Phibro, a division of Salomon, Inc., where he directed trading and distribution operations. Prior thereto, he was a Vice President at Louis Dreyfus Corporation from 1989 to 1993, where he managed various commodities operations. From 1979 to 1989, Mr. Jackson served in various capacities at Cargill Incorporated in Canada and the U.S. Mr. Jackson received a B.S. degree and an M.B.A. from the University of Saskatchewan.

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

     Michael J. Emmi -- Mr. Emmi was elected a director of Metallurg, Inc. in February 2001. He retired as Chairman and Chief Executive Officer of Systems & Computer Technology Corp. (SCT), a provider of industry-focused technology solutions, in January 2002. Mr. Emmi joined SCT from General Electric in May 1985, after 25 years in the information services industry. He is a current board member of CompuCom Systems, Inc., Safeguard Scientifics, Inc. and CDI Corporation. Civic board positions include the Philadelphia Orchestra Association, the Greater Philadelphia Technology Council, Legatus International, the Franklin Institute, Greater Philadelphia First, the World Affairs Council, the Business-Higher Education Forum, and Avenue of the Arts, Inc. Mr. Emmi has a B.S. degree in business management from the State University of New York, Albany.

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

     Jack L. Messman -- Mr. Messman was elected a Director of Metallurg, Inc. in November 1998. In July 2001, he became President and Chief Executive Officer of Novell, Inc., a provider of Net services software, upon its acquisition of Cambridge Technology Partners, Inc., an E-Business services provider (of which he had been President and CEO from August 1999 to July 2001). He was Chairman of the Board and Chief Executive Officer of Union Pacific Resources Group Inc.
(UPRG) from 1996 to August 1999. Prior to becoming Chairman and CEO of UPRG, Mr. Messman was President of UPRG. Prior to joining UPRG in 1991, Mr. Messman had been Chairman and CEO of U.S. Pollution Control, Inc., Union Pacific's environmental services company, since 1988. Prior thereto, he was managing director of Mason Best Company of Houston, an investment banking firm, from 1986 to 1988, and simultaneously served as Chairman and CEO of Somerset House Corporation, a publishing company owned by Mason Best. He was Executive Vice President-Chief Financial Officer and a member of the Board of Directors of Warner Amex Cable Communications, Inc. from 1983 to 1986. From 1981 to 1983, he was Executive Vice President and a Director of Safeguard Scientifics, Inc. and also served as President and CEO of Novell, Inc., a company controlled by Safeguard, from 1982-1983. He was President and CEO of Norcross, Inc., a consumer products company, from 1979 to 1983. Prior thereto, he was a partner in a Philadelphia investment banking firm. Mr. Messman is a graduate of the University of Delaware, with a B.S. degree in chemical engineering, and received his M.B.A. from the Harvard Graduate School of Business Administration. He was also a Director of Union Pacific Corporation (former parent of UPRG) and MTV Networks, Inc. Mr. Messman currently serves on the Board of Directors of Safeguard Scientifics, Inc., Novell, Inc., US Data, Inc., Cambridge Technology Partners, Inc. and Radioshack Corporation.

     Samuel A. Plum -- Mr. Plum was elected to serve as a Director of Metallurg, Inc. in November 1998 and as a Director of Metallurg Holdings in October 1998. He has been a Managing General Partner of the general partner of SCP Private Equity Partners, L.P. since its commencement in August 1996 and was an employee of Safeguard Scientifics, Inc. from 1993 to 1996. From February 1989 to January 1993, Mr. Plum served as President of Charterhouse, Inc. and Charterhouse North American Securities, Inc., the U.S. investment banking and broker-dealer divisions of Charterhouse PLC, a merchant bank located in the U.K. From 1973 to 1989, he served in various capacities, including Managing Director and partner, at the investment banking divisions of Paine Webber Inc. and Blyth Eastman Dillon & Co., Inc., respectively. Mr. Plum is also a director of PacWest Telecomm, Inc., Index Stock Photography, Inc., Pentech Financial Service, Inc., WebVision, Inc. and the Philadelphia Zoological Society. Past directorships include Tishman Holdings Corporation, Icon CMT Corp., Vortex Sound Communications, Inc., Quaker Fabrics Corporation and the National Audubon Society, the latter two as Chairman. Mr. Plum holds a B.A. degree in history from Harvard University and an M.B.A. degree from the Harvard Graduate School of Business Administration.

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

     Michael D. Winfield -- Michael D. Winfield was elected a Director of Metallurg Inc. on November 9, 2001. He began his career with UOP LLC, a leading international supplier of technology, products and services to the oil refining, petrochemical and gas processing industries, in 1962. He retired as President and CEO of UOP in 2001 and continues to serve on its Board of Managers and as a Senior Advisor following his retirement. He is Chairman of Landauer Corp., a radiation dosimetry measurement and services company, Director of Chicago Bridge and Iron NV, a designer and fabricator of tankage, and Director-elect of Reliance Petroleum, India's largest non-governmental company. He is also a Director of the National Petrochemical and Refining Association and has professional affiliations with a number of industry and international trade organizations. Mr. Winfield earned a B.S. in Chemical Engineering from Ohio State University, where he is a Distinguished Alumnus and a member of the College of Engineering's Advisory Committee, and an M.B.A. from the University of Chicago.

     The Board of Directors has a compensation committee and an audit committee, on which Dr. Schimmelbusch, Mr. Messman and Mr. Kindwall; and Messrs. Spector, Kindwall and Plum; respectively, serve.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth the compensation earned by Metallurg, Inc.'s Chief Executive Officer and the four other most highly compensated executive officers (collectively, the "Named Officers") during the calendar years 1999, 2000 and 2001, for services rendered in all capacities to Metallurg, Inc. during each of those periods. The compensation information is presented on a calendar year basis.

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM COMPENSATION
                                                                                 --------------------------
                                                         ANNUAL COMPENSATION     SECURITIES
                                                         --------------------    UNDERLYING     ALL OTHER
                                                          SALARY       BONUS      OPTIONS      COMPENSATION
NAME AND PRINCIPAL POSITION                      YEAR       ($)       ($)(C)        (#)            ($)
---------------------------                      ----    ---------    -------    ----------    ------------
Alan D. Ewart..................................  2001      530,000    175,000          --          6,078(d)
  President, Chief Executive Officer             2000      510,000    229,500          --          5,898
  and Director                                   1999      486,339(b) 100,000          --             --
Eric E. Jackson................................  2001      323,000    107,000          --          5,790(d)
  Senior Vice-President and Chief                2000      310,000    145,000          --          5,790
  Operating Officer                              1999      296,339(b)  70,000          --             --
Barry C. Nuss..................................  2001      266,000     88,000          --          5,790(d)
  Vice President, Finance                        2000      255,000    115,000          --          5,790
  and Chief Financial Officer                    1999      240,000     50,000          --             --
Ellen T. Harmon................................  2001      251,000     83,000          --          5,790(d)
  Vice President, General Counsel                2000      240,000    110,000       7,500          5,790
  and Secretary(a)                               1999      230,000     47,000      12,500             --
Dennis P. Kelly................................  2001      237,000     78,000          --          6,798(d)
  Vice President, Group Strategic                2000      227,000    102,500       7,500          6,078
  Planning(a)                                    1999      128,331     25,000      12,500             --

---------------
(a) Ms. Harmon and Mr. Kelly were elected to their positions effective January 4, 1999 and June 1, 1999, respectively.

(b) Includes $17,339 paid for directors' fees from certain subsidiaries of Metallurg, Inc. to each of Mr. Ewart and Mr. Jackson in 1999. Amount shown for Mr. Ewart also includes $20,000 in consulting fees pursuant to the terms of his employment agreement. All such fees terminated after 1999.

(c) Bonuses are paid in the first quarter of the following year (e.g., bonuses with respect to 2001 are reported above on that line, but are paid in 2002).

(d) These amounts consist of matching contributions by Metallurg under its 401(k) Plan ($5,250 for each named executive officer, paid in 2002), plus term life insurance premiums of $828, $540, $540, $540 and $1,548 with respect to Mr. Ewart, Mr. Jackson, Mr. Nuss, Ms. Harmon and Mr. Kelly, respectively.

                     OPTION GRANTS IN THE LAST FISCAL YEAR

     There were no grants of options made during fiscal 2001 to the Named Officers.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

     The following table provides information on the number of stock options held by the Named Officers at fiscal year-end. Values of unexercised outstanding options are not provided since Metallurg, Inc.'s equity securities are not traded. No options were exercised in 2001.

                                                                NUMBER OF SECURITIES
                                                               UNDERLYING UNEXERCISED
                                                                     OPTIONS AT
                                                                 DECEMBER 31, 2001,
NAMED OFFICER                                                 EXERCISABLE/UNEXERCISABLE
-------------                                                 -------------------------
Alan D. Ewart...............................................        60,000/15,000
Eric E. Jackson.............................................         28,000/7,000
Barry C. Nuss...............................................         20,000/5,000
Ellen T. Harmon.............................................         9,375/10,625
Dennis P. Kelly.............................................         8,125/11,875

1998 EQUITY COMPENSATION PLAN

     On November 20, 1998, the Board of Directors of Metallurg, Inc. (the "Board") adopted the 1998 Equity Compensation Plan ("ECP") to provide (i) designated employees of Metallurg, Inc. and its subsidiaries, (ii) certain advisors who perform services for Metallurg, and (iii) non-employee members of the Board with the opportunity to receive grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and performance units. Metallurg believes that the ECP will encourage the participants to contribute materially to the growth of Metallurg and will align the economic interests of the participants with those of its shareholder. As of December 31, 2001, the number of authorized shares of common stock of Metallurg ("Company Stock") was 10,000,000 shares, of which 5,000,000 are outstanding. Subject to certain adjustments specified in the ECP, the aggregate number of shares of Company Stock that may be issued or transferred under the ECP is 500,000 shares.

     Pursuant to the ECP, between 1998 and December 31, 2001, the Board has awarded aggregate options (net of cancellations and forfeitures) to purchase up to 472,500 shares of Company Stock at an exercise price of $30.00 per share. Each member of the Board (other than Mr. Ewart) received options to purchase 15,000 shares, except that Dr. Schimmelbusch received options to purchase 25,000 shares. Messrs. Ewart, Jackson, Nuss and Kelly and Ms. Harmon received stock options in the amounts of 75,000, 35,000, 25,000, 20,000 and 20,000, respectively. The options have a term of 10 years and vest as follows: 20% on the date of the grant and 20% on each of the first four anniversaries of the date of grant (except that all of Mr. Kelly's options and 7,500 of Ms. Harmon's options vest 25% on each of the first four anniversaries of the date of grant). During 2001, an aggregate of 24,500 options terminated without exercise and became available again for grant under the ECP.

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

                                                              YEARS OF SERVICE
                                               -----------------------------------------------
REMUNERATION                                     10        15        20        25        30
------------                                   ------    ------    ------    ------    -------
$100,000.....................................  16,581    24,872    33,162    41,453     49,744
$125,000.....................................  21,331    31,997    42,662    53,328     63,994
$150,000.....................................  26,081    39,122    52,162    65,203     78,244
$175,000.....................................  30,831    46,247    61,662    77,078     92,494
$200,000.....................................  35,581    53,372    71,162    88,953    106,744

     The respective years of service credited for pension purposes as of December 31, 2001 and the estimated years of service at age 65 for each of the Named Officers are as follows:

                                                          COMPLETED              COMPLETED
                                                     YEARS OF SERVICE AT    YEARS OF SERVICE AT
NAMED OFFICER                                         DECEMBER 31, 2001      NORMAL RETIREMENT
-------------                                        -------------------    -------------------
Alan D. Ewart......................................           30                     30
Eric E. Jackson....................................            5                     20
Barry C. Nuss......................................           18                     30
Ellen T. Harmon....................................            2                     20
Dennis P. Kelly....................................            2                     12

     Mr. Ewart is also entitled to an annual estimated benefit of approximately $100,000 under LSM's pension plan at age 65 pursuant to 29 years of credited service with LSM.

COMPENSATION OF DIRECTORS

     Non-executive directors of Metallurg, Inc. receive an annual retainer of $10,000 and a fee of $1,000 for each Board meeting attended. The Board meets each quarter and may act by unanimous written consent or call special meetings between regularly scheduled meetings, as necessary. The Chairman of the Compensation Committee, Mr. Kindwall, and the Chairman of the Audit Committee, Mr. Spector, each receives an additional $1,000 for each committee meeting attended. Additional compensation may be paid to directors in connection with special assignments, as determined by the Compensation Committee. In November 1998, each non-executive director was awarded 15,000 stock options, except for the Chairman of the Board, Dr. Schimmelbusch, who was awarded 25,000 stock options. During 2001, Messrs. Emmi and Winfield, upon being elected Directors, were each awarded 15,000 stock options. The options have ten year terms, vest 20% on date of grant and 20% on each of the first four anniversaries of the date of grant, and have an exercise price of $30.00 per share.

     In addition to his director's compensation, Mr. Standen received consulting fees (see "Certain Relationships and Related Transactions") during 2001.

EXECUTIVE EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

     Effective August 10, 1998, Metallurg, Inc. entered into employment agreements with the following Named Officers: Alan D. Ewart, Eric E. Jackson and Barry C. Nuss; effective January 4, 1999, with Ellen T. Harmon; and effective June 1, 1999, with Dennis P. Kelly (individually, an "Executive,"). Each agreement automatically renews for successive one-year periods unless the Executive or Metallurg notifies the other in writing at least ninety days prior to the next scheduled expiration date that the term will not be extended. Each Executive has agreed not to compete against Metallurg during the employment term and for a period of twelve to eighteen months thereafter, depending on certain circumstances.

     Each Executive receives an annual base salary equal to his or her annual base salary in effect on the date of the agreement, which may be increased by the Compensation Committee or by the President in consultation with the Chairman (except with respect to the President). Each Executive is entitled to participate in the employee benefit plans generally made available to Metallurg's senior-level executives.

     The agreements contain customary provisions concerning termination of employment by Metallurg with and without cause, by the Executive with and without "good reason" (as defined therein), upon a change in control and as a result of death or disability. Depending upon the basis for termination, severance may be paid for a period up to 18 months after termination or not at all. Bonuses may be paid, at the discretion of the Chief Executive Officer in consultation with the Chairman (or the Compensation Committee, in the case of Mr. Ewart), in an amount between 30% and 50% of base salary, but no formal bonus plan has been adopted.

     Pursuant to the executive employment agreements, the base salaries set forth therein (subject to annual increases) are: $450,000 for Mr. Ewart; $280,000 for Mr. Jackson; $240,000 for Mr. Nuss; $230,000 for Ms. Harmon; and $220,000 for Mr. Kelly.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     All of the issued and outstanding voting securities of Metallurg, Inc. are owned by Metallurg Holdings, Inc., located at 400 The Safeguard Building, 435 Devon Park Drive, Wayne, PA 19087, whose voting securities are owned (to the extent of 5% or more) by Safeguard International Fund, L.P. and SCP Private Equity Partners, L.P. An aggregate (net of cancellations and forfeitures) of 472,500 option shares of Metallurg, Inc. stock has been issued to all officers and directors and other employees of Metallurg (see "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" and "1998 Equity Compensation Plan" for details), none of which has been exercised.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Metallurg, Inc. entered into a consulting agreement with Michael A. Standen, one of its directors, effective July 1, 1999, pursuant to which he provided consulting services at a rate of $10,000 per calendar quarter. This agreement has been terminated, effective December 31, 2001, upon payment of a final installment of $10,000 in lieu of notice. Mr. Standen has agreed not to compete against Metallurg during, and for a period of six months following termination of, the consulting period.

     Metallurg, Inc. charges its parent company, Metallurg Holdings, $12,000 per quarter for administrative services performed. Pursuant to an Advisory Agreement entered into as of July 1, 2000, between Metallurg, Inc. and Safeguard International Management, LLC (of which certain directors of Metallurg, Inc., Dr. Schimmelbusch and Mr. Spector, are members), Metallurg, Inc. pays $15,000 per month (for a total of $180,000 during 2001) in connection with certain advisory and other services. This Agreement is terminable by either party upon thirty days' notice.

     Dr. Schimmelbusch and Messrs. Emmi, Kindwall, Messman, Plum and Spector, all of whom are directors of Metallurg, Inc., are (or were at various times during 2001) directors of Safeguard Scientifics, Inc. and/or directors or officers of various companies that are associated, directly or indirectly, with Safeguard Scientifics, Inc., which had, through mid-2001, an ownership interest in Safeguard International Fund, L.P. Pursuant to these positions, they receive compensation from such entities.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Documents filed as part of this report:

        (1) A list of the financial statements filed as part of this report appears on page 23.

        (2) The financial statement schedule, required to be filed as part of this report, appears on page 61.

        (3) The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------
3.1      Certificate of Incorporation of Metallurg, Inc.
         (incorporated herein by reference to Exhibit T3A.3 to the
         Form T-3 filed by Metallurg, Inc. with the Securities and
         Exchange Commission on March 21, 1997 (File No. 022-22265)).
3.2      Certificate of Amendment to Certificate of Incorporation of
         Metallurg, Inc., filed in the State of Delaware on November
         30, 1998 (incorporated herein by reference to Exhibit 3.2 to
         Metallurg, Inc.'s Annual Report on Form 10-K filed with the
         Securities and Exchange Commission on April 30, 1999 (File
         No. 333-42141)).
3.3      By-laws of Metallurg, Inc., as amended February 16, 2001
         (incorporated herein by reference to Exhibit 3.3 to
         Metallurg, Inc.'s Annual Report on Form 10-K filed with the
         Securities and Exchange Commission on March 28, 2001 (file
         No. 333-42141)).
4.1      Indenture, dated as of November 25, 1997, by and among
         Metallurg, Inc., the Guarantors and IBJ Schroder Bank &
         Trust Company (incorporated herein by reference to Exhibit
         S44.1 to the Form S-4 Registration Statement filed by
         Metallurg, Inc. with the Securities and Exchange Commission on December 30, 1997 (File No. 333-42141)).
4.2      Form of 11% Series A Senior Notes due 2007, dated as of
         November 25, 1997 (incorporated herein by reference to
         Exhibit S44.2 to the Form S-4 Registration Statement filed by Metallurg, Inc. with the Securities and Exchange
         Commission on December 30, 1997 (File No. 333-42141)).
4.3      Form of 11% Series B Senior Notes due 2007 (incorporated
         herein by reference to Exhibit S44.3 to the Form S-4
         Registration Statement filed by Metallurg, Inc. with the
         Securities and Exchange Commission on December 30, 1997
         (File No. 333-42141)).
4.4      Registration Agreement, dated as of November 20, 1997, by
         and among Metallurg, Inc., the Guarantors and the Initial
         Purchasers (incorporated herein by reference to Exhibit
         S44.4 to the form S-4 Registration Statement filed by
         Metallurg, Inc. with the Securities and Exchange Commission on December 30, 1997 and Amendments No. 1 through 4 thereto, filed through March 13, 1998 (File No. 333-42141)).
10.1     Amended and Restated Loan Agreement, dated October 29, 1999, by and among Metallurg, Inc., Shieldalloy Metallurgical
         Corporation and Metallurg International Resources, Inc., as
         Borrowers, Metallurg Services, Inc., MIR (China), Inc. and
         Metallurg Holdings Corporation, as Guarantors, and Fleet
         National Bank (formerly known as BankBoston, N.A.) as Agent for the lending institutions listed therein (incorporated
         herein by reference to Exhibit 10.1 to Metallurg, Inc.'s
         Quarterly Report on Form 10-Q filed with the Securities and
         Exchange Commission on December 10, 1999 (File No.
         333-42141)).

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------
10.2     First Amendment to Amended and Restated Loan Agreement
         (dated as of October 29, 1999), dated as of October 11,
         2000, among Metallurg, Inc., Shieldalloy Metallurgical
         Corporation and Metallurg International Resources, Inc. as
         Borrowers, Metallurg Services, Inc., Metallurg Holdings
         Corporation and MIR (China), Inc. as Guarantors, and Fleet
         National Bank (formerly known as BankBoston, N.A.) as Agent for itself and other financial institutions parties thereto, and the banks named therein (incorporated herein by
         reference to Exhibit 10 to Metallurg, Inc.'s Quarterly
         Report on Form 10-Q filed with the Securities and Exchange
         Commission on December 11, 2000 (File No. 333-42141)).
10.3     Second Amendment to Amended and Restated Loan Agreement
         (dated as of October 29, 1999), dated as of November 3,
         2000, by and among Metallurg, Inc., Shieldalloy
         Metallurgical Corporation and Metallurg International
         Resources, LLC, as Borrowers, Metallurg Services, Inc., MIR
         (China), Inc. and Metallurg Holdings Corporation, as
         Guarantors, and Fleet National Bank (formerly known as
         BankBoston, N.A.) as Agent for itself and the other
         financial institutions parties thereto, and the banks named therein (incorporated herein by reference to Exhibit 10.1 to
         Metallurg, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2001
         (File No. 333-42141)).
10.4     Third Amendment to Amended and Restated Loan Agreement
         (dated as of October 29, 1999), dated as of July 2, 2001,
         among Metallurg, Inc., Shieldalloy Metallurgical Corporation and Metallurg International Resources, LLC, as Borrowers,
         Metallurg Services, Inc., Metallurg Holdings Corporation and
         MIR (China), Inc. as Guarantors, and Fleet National Bank
         (formerly known as BankBoston, N.A.) as Agent for itself and the other financial institutions parties thereto, and the
         banks named therein (incorporated herein by reference to
         Exhibit 10.2 to Metallurg, Inc.'s Quarterly Report on Form
         10-Q filed with the Securities and Exchange Commission on
         November 13, 2001 (File No. 333-42141)).
10.5     Fourth Amendment to Amended and Restated Loan Agreement
         (dated as of October 29, 1999), dated as of December 13,
         2001, by and among Metallurg, Inc., Shieldalloy
         Metallurgical Corporation and Metallurg International
         Resources, LLC, as Borrowers, Metallurg Services, Inc., MIR
         (China), Inc. and Metallurg Holdings Corporation, as
         Guarantors, and Fleet National Bank (formerly known as
         BankBoston, N.A.) as Agent for itself and the other
         financial institutions parties thereto, and the banks named therein.
10.6     German Loan Agreement, dated October 20, 1997, by and among
         GfE Gesellschaft fur Elektrometallurgie mbH, GfE
         Umwelttechnik GmbH, GfE Giesserei-und Stahlwerksbedarf GmbH,
         GfE Metalle und Materialien GmbH and Keramed Medizintechnik
         GmbH and Fleet National Bank (formerly known as BankBoston,
         N.A.) acting through its Frankfurt, Germany branch
         (incorporated herein by reference to Exhibit S410.2 to the
         Form S-4 Registration Statement filed by Metallurg, Inc.
         with the Securities and Exchange Commission on December 30,
         1997 (File No. 333-42141)).
10.7     First Amendment, dated August 15, 1998, and Second
         Amendment, dated November 16, 1998, to German Loan
         Agreement, dated October 20, 1997, by and among GfE
         Gesellschaft fur Elektrometallurgie mbH, GfE Umwelttechnik
         GmbH, GfE Giesserei- und Stahlwerksbedarf GmbH, GfE Metalle
         und Materialien GmbH and Keramed Medizintechnik GmbH and
         Fleet National Bank (formerly known as BankBoston, N.A.)
         acting through its Frankfurt, Germany branch (incorporated herein by reference to Exhibit 10.4 to Metallurg's Annual
         Report on Form 10-K for the year ended January 31, 1999,
         filed by Metallurg, Inc. with the Securities and Exchange
         Commission on April 30, 1999 (File No. 333-42141)).

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------
10.8     Third Amendment, dated as of October 29, 1999, to German
         Loan Agreement, dated as of October 20, 1997, by and among
         GfE Gesellschaft fur Elektrometallurgie mbH, GfE
         Umwelttecknik GmbH, GfE Giesserei- und Stahlwerksbedarf
         GmbH, GfE Metalle und Materialien GmbH, Keramed
         Medizintechnik GmbH and Fleet National Bank (formerly known as BankBoston, N.A.), London Branch (incorporated herein by reference to Exhibit 10.2 to Metallurg, Inc.'s Quarterly
         Report on Form 10-Q filed with Securities and Exchange
         Commission on December 10, 1999 (File No. 333-42141)).
10.9     Fourth Amendment, dated as of July 2, 2001, to German Loan
         Agreement (dated as of October 20, 1997, as amended and
         restated as of July 22, 1998), by and among GfE Gesellschaft fur Elektrometallurgie mbH, GfE Unwelttecknik GmbH, GfE
         Giesserei-und Stahlwerksbedarf GmbH, GfE Metalle und
         Materialien GmbH, Keramed Medzintechnik GmbH and Fleet
         National Bank (formerly known as BankBoston, N.A.), London
         Branch (incorporated herein by reference to Exhibit 10.3 to
         Metallurg, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2001
         (File No. 333-42142)).
10.10    Joint Disclosure Statement for the Fourth Amended and
         Restated Joint Plan of Reorganization dated December 18,
         1996 (incorporated herein by reference to Exhibit T3E.1 to the Form T-3 filed by Metallurg, Inc. with the Securities
         and Exchange Commission on March 21, 1997 (File No.
         022-22265)).
10.11    Supplement to Joint Disclosure Statement for the Fourth
         Amended and Restated Joint Plan of Reorganization dated
         December 18, 1996 (incorporated herein by reference to
         Exhibit T3E.3 to the Form T-3 filed by Metallurg, Inc. with the Securities and Exchange Commission on March 21, 1997
         (File No. 022-22265)).
10.12    Settlement Agreement dated December 27, 1996 between
         Metallurg, Inc., Shieldalloy Metallurgical Corporation, the
         Environmental Protection Agency, the Department of the
         Interior, the Nuclear Regulatory Commission and the New
         Jersey Department of Environmental Protection (incorporated herein by reference to Exhibit S410.5 to the Form S-4
         Registration Statement filed by Metallurg, Inc. with the
         Securities and Exchange Commission on December 30, 1997
         (File No. 333-42141)).
10.13    Permanent Injunction Consent Order dated December 23, 1996 between the State of Ohio, Shieldalloy Metallurgical
         Corporation and Cyprus Foote Mineral Company (incorporated herein by reference to Exhibit S410.6 to the Form S-4
         Registration Statement filed by Metallurg, Inc. with the
         Securities Exchange Commission on December 30, 1997 (File
         No. 333-42141)).
10.14    Merger Agreement, dated June 15, 1998, among Metallurg,
         Inc., Metallurg Holdings and Metallurg Acquisition Corp.
         (incorporated herein by reference to Exhibit 2 to Current
         Report on Form 8-K filed by Metallurg, Inc. with the
         Securities and Exchange Commission on June 16, 1998 (File
         No. 333-42141)).
10.15    1998 Equity Compensation Plan of Metallurg, Inc.
         (incorporated herein by reference to Exhibit 10.11 to
         Metallurg, Inc.'s Annual Report on Form 10-K filed with the
         Securities and Exchange Commission on April 30, 1999 (File
         No. 333-42141)).*
10.16    Employment Agreement dated June 1, 1999 by and between
         Metallurg, Inc. and Dennis P. Kelly (incorporated herein by reference to Exhibit 10.13 to Metallurg, Inc.'s Annual
         Report on Form 10-K filed with the Securities and Exchange
         Commission on April 20, 2000 (File No. 333-42141)).*
10.17    Employment Agreements dated October 30, 1998, November 19,
         1998, November 20, 1998 and January 4, 1999 by and between
         Metallurg, Inc. and each of Alan D. Ewart, Eric E. Jackson,
         Barry C. Nuss and Ellen T. Harmon, respectively
         (incorporated herein by reference to Exhibit 10.14 to
         Metallurg, Inc.'s Annual Report on Form 10-K filed with the
         Securities and Exchange Commission on April 30, 1999 (File
         No. 333-42141)).*

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------
10.18    Consulting Agreement, dated as of July 1, 1999, by and
         between Metallurg, Inc. and Michael A. Standen (incorporated herein by reference to Exhibit 10.15 to Metallurg, Inc.'s
         Annual Report on Form 10-K filed with the Securities and
         Exchange Commission on April 20, 2000 (File No.
         333-42141)).*
10.19    Advisory Agreement, dated as of July 1, 2000, by and between
         Metallurg, Inc. and Safeguard International Management LLC
         (incorporated herein by reference to Exhibit 10.17 to
         Metallurg, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 13, 2000
         (File No. 333-42141)).*
10.20    Intercompany Tax Allocation Agreement, dated July 13, 1998, by and among Metallurg Holdings, Inc., Metallurg, Inc. and various subsidiaries thereof (incorporated herein by
         reference to Exhibit 10.17 to Metallurg, Inc.'s Annual
         Report on Form 10-K filed with the Securities and Exchange
         Commission on April 30, 1999 (File No. 333-42141)).
21.1     Subsidiaries of Metallurg, Inc.

---------------
* Management contracts, compensatory plans or arrangements required to be filed as an exhibit to this form pursuant to Item 14 (c) of this report.

(b) Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized as of the 27th day of March 2002.

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

                     SIGNATURE                                   TITLE(S)                    DATE
                     ---------                                   --------                    ----

            /s/ HEINZ C. SCHIMMELBUSCH               Chairman and Director              March 27, 2002
---------------------------------------------------
              Heinz C. Schimmelbusch

              /s/ MICHAEL A. STANDEN                 Vice Chairman and Director         March 27, 2002
---------------------------------------------------
                Michael A. Standen

                 /s/ ALAN D. EWART                   President, Chief Executive         March 27, 2002
---------------------------------------------------  Officer and Director
                   Alan D. Ewart

                 /s/ BARRY C. NUSS                   Vice President, Finance and Chief  March 27, 2002
---------------------------------------------------  Financial Officer
                   Barry C. Nuss

                /s/ MICHAEL J. EMMI                  Director                           March 27, 2002
---------------------------------------------------
                  Michael J. Emmi

               /s/ NILS A. KINDWALL                  Director                           March 27, 2002
---------------------------------------------------
                 Nils A. Kindwall

                /s/ JACK L. MESSMAN                  Director                           March 27, 2002
---------------------------------------------------
                  Jack L. Messman

                /s/ SAMUEL A. PLUM                   Director                           March 27, 2002
---------------------------------------------------
                  Samuel A. Plum

               /s/ ARTHUR R. SPECTOR                 Director                           March 27, 2002
---------------------------------------------------
                 Arthur R. Spector

              /s/ MICHAEL D. WINFIELD                Director                           March 27, 2002
---------------------------------------------------
                Michael D. Winfield