Form 10-Q
period 2002-03-31
METALLURG INC
filed 2002-05-14
CIK 1030992

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

      The number of shares of common stock, $0.01 par value, issued and outstanding as of May 14, 2002 was 5,000,000.

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

                        Condensed Statements of Consolidated Operations for the Quarters Ended
                        March 31, 2002 and 2001.........................................................................2

                        Condensed Consolidated Balance Sheets at March 31, 2002 and
                        December 31, 2001...............................................................................3

                        Condensed Statements of Consolidated Cash Flows for the Quarters Ended
                        March 31, 2002 and 2001.........................................................................4

                        Notes to Condensed Unaudited Consolidated Financial Statements...............................5-11

               Item 2 - Management's Discussion and Analysis of Financial Condition and Results
                        of Operations...............................................................................12-16

               Item 3 - Quantitative and Qualitative Disclosure of Market Risk.........................................17

Part II.       OTHER INFORMATION:

               Item 6. (a) EXHIBITS....................................................................................18

               Item 6. (b) REPORTS ON FORM 8-K.........................................................................18

               Signature Page..........................................................................................19

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
                                 (In thousands)

                                                                                     Quarters Ended March 31,
                                                                                     ------------------------
                                                                                      2002             2001
                                                                                      ----             ----
Sales.......................................................................        $98,214          $133,745
Commission income...........................................................            315               406
                                                                                    -------          --------
   Total revenue............................................................         98,529           134,151
                                                                                    -------          --------
Operating costs and expenses:
   Cost of sales............................................................         87,988           113,015
   Selling, general and administrative expenses.............................         13,415            13,417
   Environmental expense recoveries.........................................         (3,000)             (318)
                                                                                    -------          --------
   Total operating costs and expenses ......................................         98,403           126,114
                                                                                    -------          --------
   Operating income.........................................................            126             8,037
Other income (expense):
   Other income, net........................................................             57                57
   Interest expense, net....................................................         (3,408)           (3,070)
                                                                                    -------          --------
   (Loss) income before income tax provision, minority interest
      and discontinued operation ...........................................         (3,225)            5,024
Income tax provision........................................................            183             2,250
                                                                                    -------          --------
   (Loss) income before minority interest and discontinued operation........         (3,408)            2,774
Minority interest...........................................................              2                68
                                                                                    -------          --------
   (Loss) income from continuing operations ................................         (3,406)            2,842
Discontinued operation (Note 6):
   Income from discontinued operation (net of tax of $45) ..................              -               146
   Gain on disposition of discontinued operation (net of tax of nil) .......         10,076                 -
                                                                                    -------          --------
      Income from discontinued operation  ..................................         10,076               146
                                                                                    -------          --------
   Net income ..............................................................          6,670             2,988
Other comprehensive (loss) income:
   Foreign currency translation adjustment..................................           (615)           (2,825)
   Deferred gain (loss) on derivatives, net.................................             45               (66)
                                                                                    -------          --------
   Comprehensive income ....................................................        $ 6,100          $     97
                                                                                    =======          ========

       See notes to condensed unaudited consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                          March 31,       December 31,
                                                                                             2002              2001
                                                                                          ---------       ------------
                                                                                         (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents ....................................................         $ 34,447          $ 25,819
   Accounts receivable, net .....................................................           61,060            62,711
   Inventories ..................................................................           83,105            87,469
   Prepaid expenses and other current assets (including restricted cash
     of $1,671 in 2002 - Note 6) ................................................           14,217            13,565
                                                                                          --------          --------
     Total current assets .......................................................          192,829           189,564
Property, plant and equipment, net ..............................................           68,163            67,321
Other assets (including restricted cash of $1,671 in 2002 - Note 6) .............           15,037            13,042
                                                                                          --------          --------
     Total ......................................................................         $276,029          $269,927
                                                                                          ========          ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt and current portion of long-term debt ........................         $  6,213          $  5,714
   Accounts payable .............................................................           42,526            39,554
   Accrued expenses .............................................................           21,776            22,117
   Other current liabilities ....................................................            2,338             3,092
                                                                                          --------          --------
     Total current liabilities ..................................................           72,853            70,477
                                                                                          --------          --------
Long-term Liabilities:
   Long-term debt ...............................................................          121,827           122,504
   Accrued pension liabilities ..................................................           41,867            42,581
   Environmental liabilities, net ...............................................           28,056            29,049
   Other liabilities ............................................................            1,294             1,297
                                                                                          --------          --------
     Total long-term liabilities ................................................          193,044           195,431
                                                                                          --------          --------
     Total liabilities ..........................................................          265,897           265,908
                                                                                          --------          --------
Minority Interest ...............................................................              502               521
                                                                                          --------          --------
Shareholder's Equity:
   Common stock .................................................................               50                50
   Due from parent company ......................................................          (19,714)          (19,714)
   Additional paid-in capital ...................................................           50,561            50,529
   Accumulated other comprehensive loss .........................................          (25,940)          (25,370)
   Retained earnings (deficit) ..................................................            4,673            (1,997)
                                                                                          --------          --------
     Total shareholder's equity .................................................            9,630             3,498
                                                                                          --------          --------
     Total ......................................................................         $276,029          $269,927
                                                                                          ========          ========

       See notes to condensed unaudited consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                                Quarters Ended March 31,
                                                                                               -------------------------
                                                                                                 2002             2001
                                                                                               --------         --------
Cash Flows from Operating Activities:
Net income ............................................................................        $  6,670         $  2,988
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization ......................................................           2,332            2,640
   Gain on sale of discontinued operation .............................................         (10,076)               -
   Deferred income taxes ..............................................................             (70)             987
   Change in operating assets and liabilities:
    Decrease (increase) in accounts receivable ........................................             800          (11,689)
    Decrease (increase) in inventories ................................................           1,466           (6,694)
    (Increase) decrease in other current assets .......................................          (1,476)           1,508
    Increase in accounts payable and accrued expenses .................................           2,557              246
    Restructuring payments ............................................................              (8)              (6)
    Environmental payments ............................................................            (484)            (528)
    Other assets and liabilities, net .................................................          (1,776)            (708)
                                                                                               --------         --------
     Net cash used in operating activities ............................................             (65)         (11,256)
                                                                                               --------         --------
Cash Flows from Investing Activities:
Additions to property, plant and equipment ............................................          (5,179)          (2,546)
Net proceeds from sale of discontinued operation ......................................          13,643                -
Other, net ............................................................................              34               75
                                                                                               --------         --------
     Net cash provided by (used in) investing activities ..............................           8,498           (2,471)
                                                                                               --------         --------
Cash Flows from Financing Activities:
Repayment of long-term debt ...........................................................            (189)            (349)
Net short-term borrowings .............................................................             999            6,438
                                                                                               --------         --------
     Net cash provided by financing activities ........................................             810            6,089
                                                                                               --------         --------
Effects of exchange rate changes on cash and cash equivalents .........................            (615)            (675)
                                                                                               --------         --------
Net increase (decrease) in cash and cash equivalents ..................................           8,628           (8,313)
Cash and cash equivalents - beginning of period .......................................          25,819           33,402
                                                                                               --------         --------
Cash and cash equivalents - end of period .............................................        $ 34,447         $ 25,089
                                                                                               ========         ========

       See notes to condensed unaudited consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

      The accompanying condensed unaudited consolidated financial statements include the accounts of Metallurg, Inc. and its majority-owned subsidiaries (collectively, "Metallurg"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Accounting Principles Board Opinion No. 28. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2001 was derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

      Metallurg is a wholly owned subsidiary of Metallurg Holdings, Inc. ("Metallurg Holdings") since the acquisition date of July 13, 1998. The financial statements do not reflect the pushdown of purchase accounting adjustments recorded by Metallurg Holdings.

      For further information, see the financial statements and footnotes thereto included in Metallurg's audited consolidated financial statements for the year ended December 31, 2001.

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

      London & Scandinavian Metallurgical Co Limited and its subsidiaries (collectively, "LSM") - This unit is comprised mainly of three production facilities in the U.K. and another in Norway which manufacture and sell aluminum alloy grain refiners and alloying tablets for the aluminum industry, chromium metal and specialty ferroalloys for the steel and superalloy industries and aluminum powder for various metal powder-consuming industries.

      GfE Gesellschaft fur Elektrometallurgie mbH and its subsidiaries (collectively, "GfE") - This unit is comprised of a production facility and a sales office in Germany. The Nuremberg plant manufactures and sells a wide variety of specialty products, including vanadium-based chemicals and sophisticated metals, alloys and powders used in the titanium, superalloy, electronics, telecommunications, biomedical and optics industries. The prosthetics company, which was sold in January 2002, produced medical prostheses, implants and surgical instruments for orthopedic applications. See "Note 6. Discontinued Operation".

      Elektrowerk Weisweiler GmbH ("EWW") - This production unit, also located in Germany, produces various grades of low carbon ferrochrome used in the superalloy, welding and steel industries.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

2.  Segments and Related Information - (Continued)

      Companhia Industrial Fluminense ("CIF") - This unit is comprised mainly of two production facilities in Brazil. The Sao Joao del Rei plant manufactures and sells aluminum alloy grain refiners and alloying tablets for the aluminum industry and metal oxides used in the telecommunications, superalloy and specialty metal industries. The Nazareno mine extracts and concentrates ores containing tantalum and niobium that are processed, along with other raw materials, into metal oxides at the Sao Joao del Rei plant.

      In addition to their manufacturing operations, Shieldalloy, LSM and GfE import and distribute complementary products manufactured by affiliates and third parties.

      Summarized financial information concerning Metallurg's reportable segments is shown in the following table (in thousands). Each segment records direct expenses related to its employees and operations. The "Other" column includes corporate-related items and results of subsidiaries not meeting the quantitative thresholds as prescribed by applicable accounting rules for determining reportable segments. Metallurg does not allocate general corporate overhead expenses to operating segments. The accounting policies of the segments are the same as those of the consolidated group. Transactions among segments are established based on negotiation among the parties. There have been no material changes in segment assets from the amounts disclosed in the last annual report, except as noted in "Note 6. Discontinued Operation".

                                                                                                 Intersegment Consolidated
                            Shieldalloy       LSM         GfE       EWW        CIF      Other    Eliminations    Totals
                            -----------    --------     -------    ------        ---   -------   ------------    ------
Quarter Ended
     March 31, 2002
Revenue from external
  customers ..............     $21,706      $25,433     $15,421    $4,252    $3,808    $27,909                 $ 98,529
Intergroup revenue .......       1,023        8,796       3,229     3,876     4,289      3,034     $(24,247)          -
Environmental expense
  recoveries .............      (3,000)           -           -         -         -          -            -      (3,000)
Income tax (benefit)
  provision ..............        (249)        (266)         22        90        57        529            -         183
Gain on disposition of
  discontinued operation .           -            -      10,076         -         -          -            -      10,076
Net (loss) income ........        (228)        (800)      9,314       120       269     17,867      (19,872)      6,670

Quarter Ended
     March 31, 2001
Revenue from external
  customers ..............     $25,165      $35,193     $22,035    $3,432    $4,095    $44,231                 $134,151
Intergroup revenue .......       1,310        8,917       3,757     6,756     6,085      5,807     $(32,632)          -
Environmental expense
  recoveries .............        (318)           -           -         -         -          -            -        (318)
Income tax (benefit)
  provision ..............        (425)         147         505       705       188      1,130            -       2,250
Income from
  discontinued operation .           -            -         146         -         -          -            -         146
Net (loss) income ........        (755)         389         815     1,501     1,270      8,523       (8,755)      2,988

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

3.  Inventories

      Inventories consist of the following (in thousands):

                                                                     March 31,         December 31,
                                                                       2002                2001
                                                                     --------          ------------
Raw materials.............................................           $17,619              $19,783
Work in process...........................................             3,093                4,018
Finished goods............................................            59,138               60,635
Other.....................................................             3,255                3,033
                                                                     -------              -------
     Total................................................           $83,105              $87,469
                                                                     =======              =======


4.  Contingent Liabilities

      Metallurg defends, from time to time, various claims and legal actions arising in the normal course of business, including those relating to environmental matters. Management believes, based on the advice of counsel, that the outcome of such matters will not have a material adverse effect on Metallurg's consolidated financial position, results of operations or liquidity. There can be no assurance, however, that future litigation or proceedings will not result in an adverse judgment against Metallurg that could have a material adverse effect on Metallurg's future results of operations or cash flows.

5.  Environmental Expense Recoveries

      Shieldalloy realized environmental expense recoveries of $3,000,000 and $318,000 in 2002 and 2001, respectively, upon receipt of settlements with insurance companies relating to coverage for certain environmental claims.

6.  Discontinued Operation

      On January 1, 2002, GfE completed the sale of its prosthetics company in Morsdorf, Germany and recorded a gain of $10,076,000. In connection with the sale, GfE was required to deposit cash to collateralize certain bank guarantees. Deposits of DM 7,500,000 ($3,342,000) relating to guarantees, of which half expires in September 2002 and the balance in September 2003, are recorded as restricted cash in Metallurg's consolidated balance sheet at March 31, 2002.

      Summary financial information for the prosthetics company is presented below (in thousands):

                                                            December 31,
                                                                2001
                                                            -----------
Accounts receivable, net ................................      $  669
Inventories .............................................       2,406
Prepaid expenses and other current assets ...............         196
Property, plant and equipment, net ......................       1,496
Accounts and loans payable ..............................       2,855
Other liabilities .......................................         810
Shareholder's equity ....................................       1,102

                                                             Year Ended
                                                            December 31,
                                                                2001
                                                            -----------
Total revenue ...........................................      $7,812
Net income ..............................................         624

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

6.  Discontinued Operation - (Continued)

      The consolidated statement of operations and the related notes for the quarter ended March 31, 2001 have been restated, where applicable, to reflect the discontinued operation.

7.  Earnings Per Share

      Earnings per share is not presented since Metallurg, Inc. is a wholly owned subsidiary of Metallurg Holdings.

8.  Recent Accounting Pronouncements

      Effective January 1, 2002, Metallurg adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting and reporting of acquired goodwill and other intangible assets. The adoption of SFAS No. 142 did not have a material effect on Metallurg's financial statements.

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

      In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and related literature and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, but it retains the fundamental provisions of SFAS No. 121 for the recognition of the impairment of long-lived assets to be held and used. SFAS No. 144 was effective for Metallurg on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on its consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

9.  Supplemental Guarantor Information

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

           Condensed Consolidating Statement of Operations (Unaudited)
                          Quarter Ended March 31, 2002
                                 (In thousands)

                                                               Combined     Combined
                                                 Metallurg,    Guarantor  Non-Guarantor
                                                    Inc.     Subsidiaries Subsidiaries Eliminations Consolidated
                                                 ---------   ------------ ------------ ------------ ------------
Total revenue ...............................                  $27,691      $84,489     $(13,651)     $98,529
                                                               -------      -------     --------      -------
Operating costs and expenses:
   Cost of sales ............................                   26,930       75,502      (14,444)      87,988
   Selling, general and administrative
      expenses ..............................      $1,411        3,318        8,686            -       13,415
   Environmental expense recoveries .........           -       (3,000)           -            -       (3,000)
                                                   ------      -------      -------     --------      -------
   Total operating costs and expenses .......       1,411       27,248       84,188      (14,444)      98,403
                                                   ------      -------      -------     --------      -------
   Operating (loss) income ..................      (1,411)         443          301          793          126
Other income (expense):
   Other income, net ........................           -            -           57            -           57
   Interest (expense) income, net ...........      (2,740)         450       (1,118)           -       (3,408)
   Equity in earnings of subsidiaries .......      10,661        9,946           58      (20,665)           -
                                                   ------      -------      -------     --------      -------
   Income (loss) before income tax (benefit)
     provision, minority interest and
     discontinued operation .................       6,510       10,839         (702)     (19,872)      (3,225)
Income tax (benefit) provision ..............        (160)         221          122            -          183
                                                   ------      -------      -------     --------      -------
   Income (loss) before minority interest and
     discontinued operation .................       6,670       10,618         (824)     (19,872)      (3,408)
Minority interest ...........................           -            -            2            -            2
                                                   ------      -------      -------     --------      -------
   Income (loss) from continuing operations..       6,670       10,618         (822)     (19,872)      (3,406)
Discontinued operation ......................           -            -       10,076            -       10,076
                                                   ------      -------      -------     --------      -------
   Net income ...............................       6,670       10,618        9,254      (19,872)       6,670
Other comprehensive (loss) income:
   Foreign currency translation adjustment ..        (615)        (601)      (1,143)       1,744         (615)
   Deferred gain on derivatives, net ........          45           44           78         (122)          45
                                                   ------      -------      -------     --------      -------
   Comprehensive income .....................      $6,100      $10,061      $ 8,189     $(18,250)     $ 6,100
                                                   ======      =======      =======     ========      =======

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

9.  Supplemental Guarantor Information - (Continued)

                Condensed Consolidating Balance Sheet (Unaudited)
                                 March 31, 2002
                                 (In thousands)

                                                                Combined        Combined
                                               Metallurg,       Guarantor     Non-Guarantor
                                                  Inc.        Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                               ---------      ------------    -------------   ------------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents ............       $ 21,354        $    538        $ 18,636       $  (6,081)       $ 34,447
   Accounts and loans receivable, net ...         25,760          17,646          61,129         (43,475)         61,060
   Inventories ..........................              -          33,841          51,685          (2,421)         83,105
   Prepaid expenses and other current
     assets .............................            639           4,629          12,441          (3,492)         14,217
                                                --------        --------        --------       ---------        --------
       Total current assets .............         47,753          56,654         143,891         (55,469)        192,829
Investments - intergroup ................         83,237          16,908          48,698        (148,843)              -
Property, plant and equipment, net ......            696          21,323          46,144               -          68,163
Other assets ............................          6,711          59,265          56,601        (107,540)         15,037
                                                --------        --------        --------       ---------        --------
       Total ............................       $138,397        $154,150        $295,334       $(311,852)       $276,029
                                                ========        ========        ========       =========        ========
LIABILITIES AND
   SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt and current portion of
     long-term debt .....................                                       $ 12,294       $  (6,081)       $  6,213
   Accounts and loans payable ...........       $  1,449        $ 39,983          44,569         (43,475)         42,526
   Accrued expenses .....................          4,535           7,084          10,157               -          21,776
   Other current liabilities ............          2,927             560           2,343          (3,492)          2,338
                                                --------        --------        --------       ---------        --------
       Total current liabilities ........          8,911          47,627          69,363         (53,048)         72,853
                                                --------        --------        --------       ---------        --------
Long-term Liabilities:
   Long-term debt .......................        100,000               -          21,827               -         121,827
   Accrued pension liabilities ..........          1,980             296          39,591               -          41,867
   Environmental liabilities, net .......              -          25,967           2,089               -          28,056
   Other liabilities ....................         17,876               -          44,125         (60,707)          1,294
                                                --------        --------        --------       ---------        --------
       Total long-term liabilities ......        119,856          26,263         107,632         (60,707)        193,044
                                                --------        --------        --------       ---------        --------
       Total liabilities ................        128,767          73,890         176,995        (113,755)        265,897
                                                --------        --------        --------       ---------        --------
Minority Interest .......................              -               -             502               -             502
                                                --------        --------        --------       ---------        --------
Shareholder's Equity:
   Common stock .........................             50           1,227         120,935        (122,162)             50
   Due from parent company ..............        (19,714)              -               -               -         (19,714)
   Additional paid-in capital ...........         50,561         104,945           8,090        (113,035)         50,561
   Accumulated other comprehensive loss..        (25,940)        (22,146)        (17,236)         39,382         (25,940)
   Retained earnings (deficit) ..........          4,673          (3,766)          6,048          (2,282)          4,673
                                                --------        --------        --------       ---------        --------
       Total shareholder's equity .......          9,630          80,260         117,837        (198,097)          9,630
                                                --------        --------        --------       ---------        --------
       Total ............................       $138,397        $154,150        $295,334       $(311,852)       $276,029
                                                ========        ========        ========       =========        ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

9.  Supplemental Guarantor Information - (Continued)

           Condensed Consolidating Statement of Cash Flows (Unaudited)
                          Quarter Ended March 31, 2002
                                 (In thousands)

                                                                 Combined      Combined
                                                 Metallurg,      Guarantor   Non-Guarantor
                                                    Inc.       Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                                    ----       ------------  ------------   ------------   ------------
Cash Flows from Operating Activities ......       $(3,507)        $4,549        $(1,107)                      $   (65)
                                                  -------         ------        -------                       -------
Cash Flows from Investing Activities:
   Additions to property, plant and
     Equipment ............................            (9)        (2,884)        (2,286)                       (5,179)
   Net proceeds from sale of
     discontinued operation ...............             -              -         13,643                        13,643
   Other, net .............................            40              -             (6)                           34
                                                  -------         ------        -------                       -------
     Net cash provided by (used in)
       investing activities ...............            31         (2,884)        11,351                         8,498
                                                  -------         ------        -------                       -------
Cash Flows from Financing Activities:
   Intergroup borrowings (repayments) .....         6,081         (2,400)        (3,681)                            -
   Repayment of long-term debt ............             -              -           (189)                         (189)
   Net short-term (repayments) borrowings..             -              -         (4,546)       $ 5,545            999
   Dividends received (paid) ..............           228              -           (228)             -              -
                                                  -------         ------        -------        -------        -------
     Net cash provided by (used in)
       financing activities ...............         6,309         (2,400)        (8,644)         5,545            810
                                                  -------         ------        -------        -------        -------
Effects of exchange rate changes on cash
   and cash equivalents ...................             -              -           (615)             -           (615)
                                                  -------         ------        -------        -------        -------
Net increase (decrease) in cash and cash
   equivalents ............................         2,833           (735)           985          5,545          8,628
Cash and cash equivalents -
   beginning of period ....................        18,521          1,273         17,651        (11,626)        25,819
                                                  -------         ------        -------        -------        -------
Cash and cash equivalents -
   end of period ..........................       $21,354         $  538        $18,636        $(6,081)       $34,447
                                                  =======         ======        =======        =======        =======

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

      Western World* primary aluminum consumption fell by over 6% in 2001 resulting in a sharp reduction in demand for Metallurg's products. Weaker demand for Metallurg's products in Europe, Japan and Southeast Asia became more pronounced as 2001 progressed and the downward trend continued into the first quarter of 2002. Metallurg rationalized its aluminum master alloys and grain refiner production activities during the second quarter of 2001 to better utilize the capabilities of its various plants. Melting operations were discontinued at Shieldalloy's New Jersey facility and production has been transferred to plants in the U.K., Norway and Brazil. In addition, Metallurg has identified further significant cost reduction initiatives to be implemented in the coming quarters.

      The aerospace and power generation sectors had provided strong demand for Metallurg's chromium, niobium and vanadium-aluminum products from superalloy and titanium alloy producers during the first three quarters of 2001. Demand decreased substantially in the fourth quarter and weakened further in the first quarter of 2002. The aerospace sector continues to grapple with the events of September 11th and the resultant crisis in the airline industry and the effects of a global downturn. Cancellation of U.S. land-based power turbine projects has further reduced demand for superalloys.

      The U.S. steel industry operated at low production levels throughout 2001. In the first quarter of 2002, ferrovanadium demand in the U.S. was low and prices softened further. Production at the Company's Cambridge, Ohio plant was restricted to only two months of operations during this period. U.S. steel industry operating rates are increasing and vanadium prices have stabilized with recent indications of improved pricing already showing in Europe. In the rest of the world, overall steel production remained fairly constant in 2001 and into 2002 with signs of strengthening stainless steel production.

      Although market prices and demand for tantalum declined in 2001, Metallurg benefited from fixed-price sales contracts for 2001 deliveries that were negotiated in late 2000 when prices were higher. Demand for tantalum has been very weak in 2002, resulting in low sales volumes and pricing for Metallurg's tantalum products.

      Metallurg is currently completing investments in new facilities in the U.S. and the U.K. aimed at reducing the cost of raw materials and expanding capacity for the production of specialty grade products. The benefits of these investments are expected to improve operating results as the 2002 year progresses.

* Defined as the world, excluding the Commonwealth of Independent States (CIS), Eastern Europe and China.

Results of Operations - The Quarter Ended March 31, 2002 Compared to the Quarter Ended March 31, 2001

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

      Summarized financial information concerning Metallurg's reportable segments is shown in the following table (in thousands). Each segment records direct expenses related to its employees and operations. The "Other" column includes corporate related items and results of subsidiaries not meeting the quantitative thresholds as prescribed by applicable accounting rules for determining reportable segments. Metallurg does not allocate general corporate overhead expenses to operating segments. The accounting policies of the segments are the same as those of the consolidated group. Transactions among segments are established based on negotiation among the parties. There have been no material changes in segment assets from the amounts disclosed in the last annual report, except as disclosed in "Note 6. Discontinued Operation" to Metallurg's consolidated financial statements.

                                                                                                   Intersegment   Consolidated
                         Shieldalloy       LSM         GfE         EWW         CIF        Other    Eliminations      Totals
                         -----------   --------     --------    --------     -------     --------  ------------   ------------
Quarter Ended
    March 31, 2002
Total revenue ..........   $22,729      $34,229      $18,650     $ 8,128     $ 8,097      $30,943     $(24,247)     $ 98,529
Gross profit ...........      (385)       2,144        2,377         587         908        4,117          793        10,541
SG&A ...................     3,030        2,891        3,005         425         451        3,613            -        13,415
Environmental
  expense recoveries ...    (3,000)           -            -           -           -            -            -        (3,000)
Operating (loss)
  income ...............      (415)        (747)        (628)        162         457          504          793           126
Interest (expense)
  income, net ..........       (62)        (351)        (123)         48        (131)      (2,789)           -        (3,408)
Income tax (benefit)
  provision ............      (249)        (266)          22          90          57          529            -           183
Gain on disposition of
  discontinued
  operation ............         -            -       10,076           -           -            -            -        10,076
Net (loss) income ......      (228)        (800)       9,314         120         269       17,867      (19,872)        6,670

Quarter Ended
    March 31, 2001
Total revenue ..........   $26,475      $44,110      $25,792     $10,188     $10,180      $50,038     $(32,632)     $134,151
Gross profit ...........     1,017        3,756        4,534       2,700       2,090        7,776         (737)       21,136
SG&A ...................     2,515        2,939        3,129         556         466        3,812            -        13,417
Environmental
  expense recoveries ...      (318)           -            -           -           -            -            -          (318)
Operating (loss) income     (1,180)         817        1,405       2,144       1,624        3,964         (737)        8,037
Interest (expense)
  income, net ..........         -         (347)        (273)         62        (166)      (2,346)           -        (3,070)
Income tax (benefit)
  provision ............      (425)         147          505         705         188        1,130            -         2,250
Income from
  discontinued
  operation ............         -            -          146           -           -            -            -           146
Net (loss) income ......      (755)         389          815       1,501       1,270        8,523       (8,755)        2,988


Total Revenue

      Consolidated total revenue decreased by $35.6 million (27%) in the first quarter of 2002 as compared to the first quarter of 2001. Shieldalloy revenue was $3.7 million (14%) below the first quarter of 2001 due primarily to decreased sales volume and selling prices of vanadium and chrome products. LSM revenue was $9.9 million (22%) below the first quarter of 2001, due primarily to decreased sales volume and selling prices of aluminum products, chromium metal and ferrotitanium. GfE revenue was $7.1 million (28%) below the first quarter of 2001 due primarily to decreased sales volume and selling prices of specialty coating materials and alloys for the titanium industry and decreased sales volume and selling prices of third-party niobium products. CIF revenue was $2.1 million (20%) below the first quarter of 2001 due primarily to decreased selling prices of tantalum products. Decreased revenue at EWW and from distribution activities included in "Other" above was primarily the result of decreased volume and/or selling prices of tantalum-containing products.

Gross Profit

      Gross profit decreased to $10.5 million (10.7% of total revenue) in the quarter ended March 31, 2002 from $21.1 million (15.8% of total revenue) in the quarter ended March 31, 2001, a decrease of $10.6 million (50%). Shieldalloy gross profit was $1.4 million (138%) below the first quarter of 2001, due primarily to decreased sales volume and selling prices of vanadium and chrome products and decreased selling prices of aluminum products. LSM gross profit was $1.6 million (43%) below the first quarter of 2001, due primarily to decreased sales volume and selling prices of aluminum products and chromium metal. GfE gross profit was $2.2 million (48%) below the first quarter of 2001 due primarily to decreased sales volume and selling prices of specialty coating materials and alloys for the titanium industry. CIF gross profit was $1.2 million (57%) below the first quarter of 2001 due primarily to decreased selling prices of tantalum products. Decreased gross profit at EWW and from distribution activities included in "Other" above was primarily the result of decreased volume and/or selling prices of tantalum-containing products.

Selling, General and Administrative Expenses ("SG&A")

      SG&A of $13.4 million in the quarter ended March 31, 2002 was unchanged from the quarter ended March 31, 2001. For the quarter ended March 31, 2002, SG&A represented 13.6% of total revenue compared to 10.0% for the quarter ended March 31, 2001. Reductions in compensation and other expenses during the first quarter of 2002 were offset by $1.0 million of bad debt expenses resulting from bankruptcy filings by three customers.

Operating Income

      Operating income decreased significantly to $0.1 million in the quarter ended March 31, 2002 from $8.0 million in the quarter ended March 31, 2001, due primarily to the decrease in gross profit, discussed above. In addition, Shieldalloy recognized an environmental expense recovery of $3.0 million in the quarter ended March 31, 2002 compared to $0.3 million in the quarter ended March 31, 2001 upon settlements with insurance companies relating to coverage for certain environmental claims.

Interest Expense, Net

      Interest expense, net, is as follows (in thousands):

                                                         Quarters Ended March 31,
                                                         ------------------------
                                                           2002             2001
                                                           ----             ----
  Interest income .............................          $   309          $   542
  Interest expense .............................          (3,717)          (3,612)
                                                         -------          -------
     Interest expense, net.....................          $(3,408)         $(3,070)
                                                         =======          =======


Income Tax Provision, Net

      Income tax provision, net of tax benefits, is as follows (in thousands):

                                                         Quarters Ended March 31,
                                                         ------------------------
                                                           2002             2001
                                                           ----             ----
  Total current ...............................             $253           $1,263
  Total deferred ...............................             (70)             987
                                                            ----           ------
     Income tax provision, net................              $183           $2,250
                                                            ====           ======

      The difference between the statutory federal income tax rate and Metallurg's effective rate for the quarter ended March 31, 2002 is principally due to: (i) a tax-free capital gain realized on the sale of GfE's prosthetics company in January 2002; and (ii) losses in certain foreign jurisdictions for which the related deferred tax was offset by a valuation allowance.

Net Income

      Net income was $6.7 million in the quarter ended March 31, 2002 compared to $3.0 million for the quarter ended March 31, 2001. The decrease in 2002 gross margins was more than offset by a net gain of $10.1 million on the sale of GfE's prosthetics company in January 2002 and Shieldalloy's environmental expense recovery of $3.0 million in March 2002.

Liquidity and Financial Resources

General

      Metallurg's sources of liquidity include cash and cash equivalents, cash from operations and amounts available under credit facilities. At March 31, 2002, Metallurg had $34.4 million in cash and cash equivalents and working capital of $120.0 million as compared to $25.8 million and $119.1 million, respectively, at December 31, 2001.

      Cash Flows from Operating Activities - Net cash used in operating activities was $0.1 million for the quarter ended March 31, 2002, compared to $11.3 million in the quarter ended March 31, 2001. Cash utilized in 2001 reflected a significant increase in working capital.

      Cash Flows from Investing Activities - Net cash provided by investing activities was $8.5 million for the quarter ended March 31, 2002, compared to cash used in investing activities of $2.5 million for the quarter ended March 31, 2001. The 2002 cash flows included the receipt of $13.6 million in net proceeds upon the sale of GfE's prosthetics company in January 2002. In addition, cash flows for capital expenditures totaled $5.2 million in 2002, as compared to $2.5 million in 2001.

      Cash Flows from Financing Activities - Net cash provided by financing activities was $0.8 million for the quarter ended March 31, 2002, compared to $6.1 million in the quarter ended March 31, 2001. Cash flows in 2001 reflect primarily short-term borrowings by LSM for financing of its working capital.

Credit Facilities and Other Financing Arrangements

      Metallurg has a credit facility with certain financial institutions led by Fleet National Bank as agent (the "Revolving Credit Facility") which provides Metallurg, Inc., Shieldalloy and certain of their subsidiaries (the "Borrowers") with up to $50.0 million of financing resources. Interest is charged at a rate per annum equal to (i) LIBOR plus 2.0% - 2.5% or (ii) Prime, plus up to 1%, based on the performance of Metallurg, Inc. and certain of its subsidiaries (the "North American Group" as defined in the Revolving Credit Facility). The Revolving Credit Facility permits borrowings of up to $50.0 million for working capital requirements and general corporate purposes, up to $35.0 million of which may be used for letters of credit. The Revolving Credit Facility continues to prohibit Metallurg, Inc. from making dividends prior to 2004 and requires the Borrowers and certain subsidiaries to comply with various covenants, including the maintenance of minimum liquidity, as defined in the agreement, at a $10.0 million level. The total amount the Borrowers may borrow at any time is limited to a borrowing base calculation that is based on eligible accounts receivable, inventory and certain fixed assets. At March 31, 2002, there were no borrowings under this facility; however, outstanding letters of credit totaled $20.7 million. The Borrowers had unused borrowing capacity of $9.6 million under this facility.

      LSM has overdraft facilities with Barclays Bank plc and HSBC Bank plc that provide LSM with up to 'L'8.5 million ($12.1 million) of borrowings, up to 'L'43.3 million ($61.7 million) of foreign exchange contracts and options and 'L'2.8 million ($4.0 million) for other ancillary banking arrangements, including bank guarantees. Borrowings under these facilities are unsecured and payable on demand. Outstanding loans under these facilities bear interest at a rate of 1.0% over the lender's base rate. At March 31, 2002, LSM had 'L'0.1 million ($0.1 million) outstanding under the overdraft facilities.

      LSM also has four revolving term loan facilities that provide for borrowings up to 'L'12.0 million ($17.1 million), all of which were outstanding at March 31, 2002. Interest is charged at a rate per annum of LIBOR plus 0.75% - 0.95%. Two of the facilities expire during the second quarter of 2004 while the other two expire during the second quarter of 2006. These term loan facilities are unsecured and require LSM to comply with various covenants, including the maintenance of minimum net worth and interest coverage. Following a decline in operating results during the second half of 2001, LSM obtained waivers, in December 2001, from its banks regarding the required minimum interest coverage ratio covenant for the period ended December 31, 2001. Compliance with these covenants is to be next measured at June 30, 2002 on two of the facilities and at December 31, 2002 on the other two facilities. LSM believes that it would, if required, be able to obtain similar or additional waivers from its banks in future periods. If unable to obtain such waivers, LSM believes that alternative financing could be arranged. Additionally, Metallurg believes that its existing cash balances and other financial resources would be sufficient to support LSM in the event that any repayments would be required.

      Several of Metallurg's other foreign subsidiaries have term loans and credit facility arrangements with local banking institutions to provide funds for working capital, capital expenditures and general corporate purposes. These local credit facilities contain restrictions that vary from company to company. At March 31, 2002, these facilities totaled $12.0 million, of which $5.2 million of loans were outstanding.

      Metallurg believes that existing cash balances and these sources are sufficient to fund the current and anticipated future requirements of working capital, capital expenditures, pension benefits, potential acquisitions and environmental expenditures for the next twelve months.

Capital Expenditures

      Metallurg invested $5.2 million in capital expenditures during the first quarter of 2002. Capital expenditures are expected to total approximately $16 million in 2002. Although Metallurg has projected these items for the year ended December 31, 2002, Metallurg has not committed purchases to vendors for all of these projects, as some projects remain contingent on final approvals and other conditions and the actual timing of expenditures may extend into 2003. Metallurg believes that these projects will be funded through existing and future internally generated cash and credit lines.

Environmental Remediation Costs

      Losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. During the first quarter of 2002, Metallurg expended $0.5 million for environmental remediation.

      In 1997, Shieldalloy entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, Shieldalloy has agreed to perform environmental remediation that, as of March 31, 2002, had an accrual of $30.3 million for the remaining estimated cost of completion. Of this amount, $3.4 million is expected to be expended in the last three quarters of 2002, $5.0 million in 2003 and $3.4 million in 2004. In addition, Metallurg estimates it will make expenditures of $2.9 million with respect to environmental remediation at its foreign facilities through 2004. These amounts have been accrued for in prior years and are reflected in Metallurg's balance sheet.

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

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

      Refer to the Market Risk section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in Metallurg's annual report on Form 10-K for the year ended December 31, 2001, which is incorporated by reference herein.

                           PART II - OTHER INFORMATION

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         None

     (b) REPORTS ON FORM 8-K

         None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 14, 2002 on its behalf by the undersigned thereunto duly authorized.

METALLURG, INC.
By:    /s/ Barry C. Nuss
   ----------------------------
Barry C. Nuss
Vice President, Finance and Chief Financial Officer

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The British pound sterling sign shall be expressed as.................. 'L'