Form 10-Q
period 2002-06-30
METALLURG INC
filed 2002-08-13
CIK 1030992

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares of common stock, $0.01 par value, issued and outstanding as of August 13, 2002 was 5,000,000.

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

                     Condensed Statements of Consolidated Operations for the Quarters and the Two
                     Quarters Ended June 30, 2002 and 2001.......................................................2

                     Condensed Consolidated Balance Sheets at June 30, 2002 and
                     December 31, 2001...........................................................................3

                     Condensed Statements of Consolidated Cash Flows for the Two Quarters Ended June
                     30, 2002 and 2001...........................................................................4

                     Notes to Condensed Unaudited Consolidated Financial Statements...........................5-13

            Item 2 - Management's Discussion and Analysis of Financial Condition and Results
                     of Operations...........................................................................15-21

            Item 3 - Quantitative and Qualitative Disclosure of Market Risk.....................................22

Part II.    OTHER INFORMATION:

            Item 6. (a) EXHIBITS................................................................................23

            Item 6. (b) REPORTS ON FORM 8-K.....................................................................23

            Signature Page......................................................................................24


                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
                                 (In thousands)


                                                              Quarters Ended June 30,       Two Quarters Ended June 30,
                                                            --------------------------      ----------------------------
                                                               2002            2001           2002                2001
                                                            ---------       ---------       ---------          ----------

Sales .....................................................  $108,501        $128,462        $206,715           $262,207
Commission income .........................................       330             259             645                665
                                                             --------        --------        --------           --------
   Total revenue ..........................................   108,831         128,721         207,360            262,872
                                                             --------        --------        --------           --------

Operating costs and expenses:
   Cost of sales ..........................................    97,835         108,561         185,823            221,576
   Selling, general and administrative expenses ...........    13,802          12,532          27,217             25,949
   Environmental expense recoveries .......................         -            (282)         (3,000)              (600)
   Restructuring charges, net .............................     1,361               -           1,361                  -
                                                             --------        --------        --------           --------
   Total operating costs and expenses .....................   112,998         120,811         211,401            246,925
                                                             --------        --------        --------           --------
   Operating (loss) income ................................    (4,167)          7,910          (4,041)            15,947

Other income (expense):
   Other income, net ......................................        61              75             118                132
   Interest expense, net ..................................    (3,302)         (3,216)         (6,710)            (6,286)
                                                             --------        --------        --------           --------
   (Loss) income before income tax (benefit)
     provision, minority interest and discontinued
     operation ............................................    (7,408)          4,769         (10,633)             9,793
Income tax (benefit) provision ............................      (188)          2,717              (5)             4,967
                                                             --------        --------        --------           --------
   (Loss) income before minority interest and
     discontinued operation ...............................    (7,220)          2,052         (10,628)             4,826
Minority interest .........................................         -             (16)              2                 52
                                                             --------        --------        --------           --------
   (Loss) income from continuing operations ...............    (7,220)          2,036         (10,626)             4,878
Discontinued operation (Note 6):
   Income from discontinued operation (net of tax of
     $41 and $86 in the quarter and the two quarters
     ended June 30, 2001, respectively) ...................         -             112               -                258
   Gain on disposition of discontinued operation
     (net of tax of nil) ..................................         -               -          10,076                  -
                                                             --------        --------        --------           --------
   Income from discontinued operation .....................         -             112          10,076                258
                                                             --------        --------        --------           --------
   Net (loss) income ......................................    (7,220)          2,148            (550)             5,136

Other comprehensive income (loss):
   Foreign currency translation adjustment ................     3,553              11           2,938             (2,814)
   Deferred loss on derivatives, net ......................      (119)           (126)            (74)              (192)
                                                             --------        --------        --------           --------
   Comprehensive (loss) income ............................  $ (3,786)       $  2,033        $  2,314           $  2,130
                                                             ========        ========        ========           ========

       See notes to condensed unaudited consolidated financial statements

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                              June 30,          December 31,
                                                                                                2002                 2001
                                                                                             -----------        ------------
                                                                                             (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents ...........................................................      $ 23,317           $ 25,819
   Accounts receivable, net ............................................................        66,084             62,711
   Inventories..........................................................................        87,812             87,469
   Prepaid expenses and other current assets (including restricted cash
     of $1,901 in 2002 - Note 6)........................................................        16,684             13,565
                                                                                              --------           --------
     Total current assets ..............................................................       193,897            189,564
Property, plant and equipment, net .....................................................        74,471             67,321
Other assets (including restricted cash of $1,901 in 2002 - Note 6).....................        16,389             13,042
                                                                                              --------           --------
     Total .............................................................................      $284,757           $269,927
                                                                                              ========           ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt and current portion of long-term debt ...............................       $ 6,371           $  5,714
   Accounts payable ....................................................................        46,578             39,554
   Accrued expenses ....................................................................        22,497             22,117
   Other current liabilities ...........................................................         2,303              3,092
                                                                                              --------           --------
     Total current liabilities .........................................................        77,749             70,477
                                                                                              --------           --------
Long-term Liabilities:
   Long-term debt ......................................................................       123,465            122,504
   Accrued pension liabilities .........................................................        47,904             42,581
   Environmental liabilities, net ......................................................        27,918             29,049
   Other liabilities ...................................................................         1,322              1,297
                                                                                              --------           --------
     Total long-term liabilities .......................................................       200,609            195,431
                                                                                              --------           --------
     Total liabilities .................................................................       278,358            265,908
                                                                                              --------           --------
Minority Interest ......................................................................           542                521
                                                                                              --------           --------
Shareholder's Equity:
   Common stock ........................................................................            50                 50
   Due from parent company .............................................................       (19,714)           (19,714)
   Additional paid-in capital ..........................................................        50,574             50,529
   Accumulated other comprehensive loss ................................................       (22,506)           (25,370)
   Retained deficit ....................................................................        (2,547)            (1,997)
                                                                                              --------           --------
     Total shareholder's equity ........................................................         5,857              3,498
                                                                                              --------           --------
     Total .............................................................................      $284,757           $269,927
                                                                                              ========           ========

       See notes to condensed unaudited consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                         Two Quarters Ended June 30,
                                                                                         ---------------------------
                                                                                             2002            2001
                                                                                          ---------       ----------
Cash Flows from Operating Activities:
Net (loss) income ..................................................................      $   (550)       $  5,136
Adjustments to reconcile net (loss) income to net cash used in operating activities:
   Depreciation and amortization ...................................................         4,682           5,271
   Gain on sale of discontinued operation ..........................................       (10,076)              -
   Deferred income taxes ...........................................................          (456)          2,097
   Restructuring charges, net ......................................................         1,361               -
   Change in operating assets and liabilities:
    Decrease (increase) in accounts receivable .....................................         1,801          (9,051)
    Decrease (increase) in inventories .............................................         1,728         (10,381)
    (Increase) decrease in other current assets ....................................        (3,973)          2,095
    Increase in accounts payable and accrued expenses ..............................         2,360           2,520
    Environmental payments .........................................................        (1,392)         (1,069)
    Restructuring payments .........................................................          (523)            (45)
    Other assets and liabilities, net ..............................................        (1,326)         (1,947)
                                                                                          --------        --------
      Net cash used in operating activities ........................................        (6,364)         (5,374)
                                                                                          --------        --------
Cash Flows from Investing Activities:
Additions to property, plant and equipment .........................................       (10,022)         (5,535)
Net proceeds from sale of discontinued operation ...................................        13,643               -
Other, net .........................................................................          (297)             98
                                                                                          --------        --------
      Net cash provided by (used in) investing activities ..........................         3,324          (5,437)
                                                                                          --------        --------
Cash Flows from Financing Activities:
(Repayment of) proceeds from long-term debt ........................................          (481)          7,851
Net repayments of short-term debt ..................................................          (486)         (3,085)
                                                                                          --------        --------
      Net cash (used in) provided by financing activities ..........................          (967)          4,766
                                                                                          --------        --------
Effects of exchange rate changes on cash and cash equivalents ......................         1,505          (1,396)
                                                                                          --------        --------
Net decrease in cash and cash equivalents ..........................................        (2,502)         (7,441)
Cash and cash equivalents - beginning of period ....................................        25,819          33,402
                                                                                          --------        --------
Cash and cash equivalents - end of period ..........................................      $ 23,317        $ 25,961
                                                                                          ========        ========


       See notes to condensed unaudited consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

      The accompanying condensed unaudited consolidated financial statements include the accounts of Metallurg, Inc. and its majority-owned subsidiaries (collectively, "Metallurg"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Accounting Principles Board Opinion No. 28. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2001 was derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

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

      Certain prior year amounts were reclassified to conform to current year presentations. See "Note 6. Discontinued Operation".

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

    Reportable Segments

      Shieldalloy Metallurgical Corporation ("Shieldalloy") - This unit is comprised of two production facilities in the U.S. The New Jersey plant currently manufactures and sells alloying tablets for the aluminum industry and metal powders for the welding industry. In prior periods it also manufactured aluminum alloy grain refiners and specialty ferroalloys for the superalloy and steel industries. The Ohio plant manufactures and sells ferrovanadium and vanadium-based chemicals used mostly in the steel and petrochemical industries.

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

                                                                                                 Intersegment  Consolidated
                             Shieldalloy    LSM       GfE        EWW        CIF        Other     Eliminations     Totals
                             -----------    ---       ---        ---        ---        -----     ------------     ------
Quarter Ended
     June 30, 2002
Revenue from external
  customers...............     $22,891    $29,013   $15,979     $4,231     $4,653    $32,064                      $108,831
Intergroup revenue........       1,675     10,658     3,040      1,771      3,940      4,197       $(25,281)             -
Income tax (benefit)
  provision...............      (1,448)      (325)       38       (207)       (10)     1,764              -           (188)
Net (loss) income.........      (1,507)      (802)     (267)      (215)       280     (6,606)         1,897         (7,220)

Quarter Ended
     June 30, 2001
Revenue from external
  customers...............     $25,940    $35,614   $19,808     $3,415     $3,766    $40,178                      $128,721
Intergroup revenue........       1,202     10,408     2,749      7,129      5,792      5,595       $(32,875)             -
Income tax provision......         111        559       280        634        313        820              -          2,717
Income from
  discontinued operation..           -          -       112          -          -          -              -            112
Net (loss) income.........        (360)       927       731        677      1,159      7,311         (8,297)         2,148

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

2. Segments and Related Information - (Continued)

                                                                                                Intersegment   Consolidated
                            Shieldalloy     LSM       GfE        EWW        CIF       Other     Eliminations      Totals
                            -----------     ---       ---        ---        ---       -----     ------------      ------
Two Quarters Ended
     June 30, 2002
Revenue from external
  customers...............     $44,597    $54,446   $31,400     $8,483     $8,461    $59,973                      $207,360
Intergroup revenue........       2,698     19,454     6,269      5,647      8,229      7,231       $(49,528)             -
Environmental expense
  recoveries..............      (3,000)         -         -          -          -          -              -         (3,000)
Income tax (benefit)
  provision...............      (1,697)      (591)       60       (117)        47      2,293              -             (5)
Gain on disposition of
  discontinued operation .           -          -    10,076          -          -          -              -         10,076
Net (loss) income.........      (1,735)    (1,602)    9,047        (95)       549     11,261        (17,975)          (550)

Two Quarters Ended
     June 30, 2001
Revenue from external
  customers...............     $51,105    $70,807   $41,843    $ 6,847    $ 7,861    $84,409                      $262,872
Intergroup revenue........       2,512     19,325     6,506     13,885     11,877     11,402       $(65,507)             -
Environmental expense
  recoveries..............        (600)         -         -          -          -          -              -           (600)
Income tax (benefit)
  provision...............        (314)       706       785      1,339        501      1,950              -          4,967
Income from
  discontinued operation..           -          -       258          -          -          -              -            258
Net (loss) income.........      (1,115)     1,316     1,546      2,178      2,429     15,834        (17,052)         5,136


3. Inventories

      Inventories consist of the following (in thousands):


                                                                     June 30,           December 31,
                                                                       2002                 2001
                                                                       ----                 ----
Raw materials.............................................           $16,457              $19,783
Work in process...........................................             4,083                4,018
Finished goods............................................            63,965               60,635
Other.....................................................             3,307                3,033
                                                                     -------              -------
     Total................................................           $87,812              $87,469
                                                                     =======              =======

                                       7

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

5. Environmental Expense Recoveries

      Shieldalloy realized environmental expense recoveries of $3,000,000 and $600,000 in 2002 and 2001, respectively, upon receipt of settlements with insurance companies relating to coverage for certain environmental claims.

6. Discontinued Operation

      On January 1, 2002, GfE completed the sale of its prosthetics company in Morsdorf, Germany and recorded a gain of $10,076,000. In connection with the sale, GfE was required to deposit cash to collateralize certain bank guarantees. Deposits of DM 7,500,000 ($3,802,000) relating to guarantees, of which half expires in September 2002 and the balance in September 2003, are recorded as restricted cash at June 30, 2002. These deposits are excluded from cash and cash equivalents in Metallurg's consolidated balance sheet.

      Summary financial information for the prosthetics company is presented below (in thousands):


                                                                          December 31,
                                                                              2001
                                                                          ------------
Accounts receivable, net ..............................................      $  669
Inventories ...........................................................       2,406
Prepaid expenses and other current assets .............................         196
Property, plant and equipment, net ....................................       1,496
Accounts and loans payable ............................................       2,855
Other liabilities .....................................................         810
Shareholder's equity ..................................................       1,102

                                                                           Year Ended
                                                                          December 31,
                                                                              2001
                                                                          ------------
Total revenue .........................................................      $7,812
Net income ............................................................         624

      The consolidated statement of operations and the related notes for the quarter and the two quarters ended June 30, 2001 have been restated, where applicable, to reflect the discontinued operation. Cash provided by operating activities for the prosthetics company was $72,000 in the two quarters ended June 30, 2001.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

7. Restructuring

      During the second quarter of 2002, Metallurg initiated a restructuring program intended to reduce the cost structure at corporate headquarters, Shieldalloy and LSM. The restructuring plan includes the discontinuation of certain production activities, the termination of employees and the write-down of redundant plant and equipment. As a result of the restructuring and other cost reduction activities, Metallurg currently expects to generate cost savings of approximately $7 million annually in future periods. Details of the restructuring charge are as follows (in thousands):

                                                                                                  Balance
                                                                              Utilized               at
                                                          Original     -----------------------    June 30,
                                                           Accrual       Cash        Non-cash       2002
                                                          --------     ---------     --------     --------
Severance and other employee costs.....................    $1,395         $435                      $960
Write-down of plant and equipment......................       103            -         $103            -
                                                           ------         ----         ----         ----
      Total............................................    $1,498         $435         $103         $960
                                                           ======         ====         ====         ====

      At corporate headquarters, Metallurg, Inc.'s restructuring charge of $875,000 was for severance costs of three corporate executives who were terminated at the end of the second quarter of 2002. Under the terms of their employment and severance agreements, the severance will be paid over a period of up to 18 months. None of this amount was paid as of June 30, 2002.

      LSM's restructuring charge of $350,000 was for severance costs of 11 production employees who were terminated during the second quarter. The entire amount was paid during the second quarter.

      SMC's restructuring charge of $273,000 included $170,000 for severance costs of 16 production employees and six administrative employees who were notified of termination during the second quarter. The remaining $103,000 was for the write-down of property and equipment no longer used in operations. Twenty-one employees were terminated, and severance payments of $85,000 were made, by June 30, 2002.

      The restructuring charge of $1,361,000 in the second quarter of 2002 is net of the reversal of the remaining balance of $137,000 on an earlier accrual following the completion of a restructuring program at EWW.

8. Earnings Per Share

      Earnings per share is not presented since Metallurg, Inc. is a wholly owned subsidiary of Metallurg Holdings.

9. Borrowings

       LSM has four revolving term loan facilities with Barclays Bank plc ("Barclays") and HSBC Bank plc ("HSBC") that provide for borrowings up to 'L'12.0 million ($18.4 million), all of which were outstanding at June 30, 2002. Interest is currently charged at a rate per annum of LIBOR plus 0.75% - 0.95%. Two of the facilities expire during the second quarter of 2004 while the other two expire during the second quarter of 2006. These term loan facilities are unsecured and require LSM to comply with various covenants, including the maintenance of minimum net worth and interest coverage.

     Following a decline in operating results, LSM obtained a waiver from Barclays regarding the required minimum interest coverage ratio covenant for the period ended December 31, 2001. In the second quarter of 2002, LSM amended its loan agreement with Barclays, which deferred the measurement date of the required minimum interest coverage ratio covenant from June to July. In August 2002, the agreement was further amended to modify this covenant and other terms. Compliance with the amended interest coverage ratio covenant will next be measured at December 31, 2002 and will be based on the results for the six months ended December 31, 2002. As a result of the amendments, interest on the two revolving term loan facilities will be charged at a rate per annum of LIBOR plus 1.75%. Also as a result of the amendments, LSM's overdraft facility with Barclays will be reduced by 'L'1.0 million ($1.5 million).

10. Recent Accounting Pronouncements

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

      In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and related literature and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, but it retains the fundamental provisions of SFAS No. 121 for the recognition of the impairment of long-lived assets to be held and used. SFAS No. 144 was effective for Metallurg on January 1, 2002. While the adoption of SFAS No. 144 did not have a material impact on Metallurg's consolidated financial statements, it requires that GfE's prosthetics company be reflected as a discontinued operation upon its disposal. See "Note 6. Discontinued Operation".

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

10. Recent Accounting Pronouncements - (Continued)

      In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement requires the recording of costs associated with exit or disposal activities at their fair values only once a liability exists. Under previous guidance, certain exit costs were accrued when management committed to an exit plan, which may have been before an actual liability arose. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Metallurg does not believe the adoption of SFAS No. 146 will have a material impact on its consolidated financial statements.

11. Supplemental Guarantor Information

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

           Condensed Consolidating Statement of Operations (Unaudited)
                           Quarter Ended June 30, 2002
                                 (In thousands)

                                                             Combined          Combined
                                           Metallurg,        Guarantor       Non-Guarantor
                                              Inc.         Subsidiaries       Subsidiaries    Eliminations      Consolidated
                                           ----------      ------------      --------------   ------------      ------------
Total revenue ............................                    $30,327            $91,218        $(12,714)        $108,831
                                                              -------            -------        --------         --------
Operating costs and expenses:
   Cost of sales .........................                     30,142             80,999         (13,306)          97,835
   Selling, general and administrative
     expenses ............................  $ 1,327             2,580              9,895               -           13,802
   Restructuring charges, net ............      875               273                213               -            1,361
                                            -------           -------            -------        --------         --------
   Total operating costs and expenses ....    2,202            32,995             91,107         (13,306)         112,998
                                            -------           -------            -------        --------         --------
   Operating (loss) income ...............   (2,202)           (2,668)               111             592           (4,167)

Other income (expense):
   Other income, net .....................        -                 -                 61               -               61
   Interest (expense) income, net ........    2,679)              393             (1,016)              -           (3,302)
   Equity in earnings of subsidiaries ....   (1,106)             (141)               (58)          1,305                -
                                            -------           -------            -------        --------         --------
   Loss before income tax provision
     (benefit) and minority interest .....   (5,987)           (2,416)              (902)          1,897           (7,408)
Income tax provision (benefit) ...........    1,233            (1,212)              (209)              -             (188)
                                            -------           -------            -------        --------         --------
   Loss before minority interest .........   (7,220)           (1,204)              (693)          1,897           (7,220)
Minority interest ........................        -                 -                  -               -                -
                                            -------           -------            -------        --------         --------
   Net loss ..............................   (7,220)           (1,204)              (693)          1,897           (7,220)
Other comprehensive income (loss):
   Foreign currency translation adjustment    3,553             3,482              6,524         (10,006)           3,553
   Deferred loss on derivatives, net .....     (119)             (118)              (228)            346             (119)
                                            -------           -------            -------        --------         --------
   Comprehensive (loss) income ...........  $(3,786)          $ 2,160            $ 5,603        $ (7,763)        $ (3,786)
                                            =======           =======            =======        ========         ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

11. Supplemental Guarantor Information - (Continued)

           Condensed Consolidating Statement of Operations (Unaudited)
                        Two Quarters Ended June 30, 2002
                                 (In thousands)


                                                              Combined          Combined
                                                 Metallurg,   Guarantor       Non-Guarantor
                                                    Inc.     Subsidiaries      Subsidiaries     Eliminations      Consolidated
                                                 ----------  ------------     --------------    ------------      -----------
Total revenue ...............................                   $58,018           $175,707        $(26,365)         $207,360
                                                                -------           --------        --------          --------
Operating costs and expenses:
   Cost of sales ............................                    57,072            156,501         (27,750)          185,823
   Selling, general and administrative
     expenses ...............................     $ 2,738         5,898             18,581               -            27,217
   Environmental expense recoveries .........           -        (3,000)                 -               -            (3,000)
   Restructuring charges, net ...............         875           273                213               -             1,361
                                                  -------       -------           --------        --------          --------
   Total operating costs and expenses .......       3,613        60,243            175,295         (27,750)          211,401
                                                  -------       -------           --------        --------          --------
   Operating (loss) income ..................      (3,613)       (2,225)               412           1,385            (4,041)

Other income (expense):
   Other income, net ........................           -             -                118               -               118
Interest (expense) income, net ..............      (5,419)          843             (2,134)              -            (6,710)
   Equity in earnings of subsidiaries .......       9,555         9,805                  -         (19,360)                -
                                                  -------       -------           --------        --------          --------
    Income (loss) before income tax
      provision (benefit), minority interest
      and discontinued operation ............         523         8,423             (1,604)        (17,975)          (10,633)
Income tax provision (benefit) ..............       1,073          (991)               (87)              -                (5)
                                                  -------       -------           --------        --------          --------
   (Loss) income before minority interest and
     discontinued operation .................        (550)        9,414             (1,517)        (17,975)          (10,628)
Minority interest ...........................           -             -                  2               -                 2
                                                  -------       -------           --------        --------          --------
   (Loss) income from continuing operations .        (550)        9,414             (1,515)        (17,975)          (10,626)
Discontinued operation ......................           -             -             10,076               -            10,076
                                                  -------       -------           --------        --------          --------
   Net (loss) income ........................        (550)        9,414              8,561         (17,975)             (550)

Other comprehensive income (loss):
   Foreign currency translation adjustment ..       2,938         2,881              5,381          (8,262)            2,938
   Deferred loss on derivatives, net ........         (74)          (74)              (150)            224               (74)
                                                  -------       -------           --------        --------          --------
   Comprehensive income .....................     $ 2,314       $12,221           $ 13,792        $(26,013)          $ 2,314
                                                  =======       =======           ========        ========           =======

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

11. Supplemental Guarantor Information - (Continued)

                Condensed Consolidating Balance Sheet (Unaudited)
                                  June 30, 2002
                                 (In thousands)


                                                            Combined       Combined
                                            Metallurg,      Guarantor    Non-Guarantor
                                               Inc.       Subsidiaries    Subsidiaries      Eliminations    Consolidated
                                            ----------    ------------    -------------     ------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents .............   $ 16,683         $    226        $ 15,780         $ (9,372)      $  23,317
  Accounts and loans receivable, net ....     28,423           18,318          65,217          (45,874)         66,084
  Inventories ...........................          -           28,640          61,001           (1,829)         87,812
  Prepaid expenses and other current
    assets ..............................        250            5,982          14,641           (4,189)         16,684
                                            --------         --------        --------        ---------        --------
       Total current assets .............     45,356           53,166         156,639          (61,264)        193,897
Investments - intergroup ................     82,365           17,328          51,502         (151,195)           --
Property, plant and equipment, net ......        672           22,247          51,552             --            74,471
Other assets ............................      6,346           59,250          58,154         (107,361)         16,389
                                            --------         --------        --------        ---------        --------
       Total ............................   $134,739         $151,991        $317,847        $(319,820)       $284,757
                                            ========         ========        ========        =========        ========
LIABILITIES AND
   SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt and current portion of
     long-term debt .....................                                    $ 15,743         $ (9,372)       $  6,371
   Accounts and loans payable ...........   $  3,340         $ 38,483          50,629          (45,874)         46,578
   Accrued expenses .....................      2,223            7,411          12,863                -          22,497
   Other current liabilities ............      3,367              822           2,303           (4,189)          2,303
                                            --------         --------        --------        ---------        --------
       Total current liabilities ........      8,930           46,716          81,538          (59,435)         77,749
                                            --------         --------        --------        ---------        --------
Long-term Liabilities:
   Long-term debt .......................    100,000                -          23,465                -         123,465
   Accrued pension liabilities ..........      2,076              323          45,505                -          47,904
   Environmental liabilities, net .......          -           25,569           2,349                -          27,918
   Other liabilities ....................     17,876                -          43,974          (60,528)          1,322
                                            --------         --------        --------        ---------        --------
       Total long-term liabilities ......    119,952           25,892         115,293          (60,528)        200,609
                                            --------         --------        --------        ---------        --------
       Total liabilities ................    128,882           72,608         196,831         (119,963)        278,358
                                            --------         --------        --------        ---------        --------
Minority Interest .......................          -                -             542                -             542
                                            --------         --------        --------        ---------        --------
Shareholder's Equity:
   Common stock .........................         50            1,227         120,935         (122,162)             50
   Due from parent company ..............    (19,714)               -               -                -         (19,714)
   Additional paid-in capital ...........     50,574          104,945           8,090         (113,035)         50,574
   Accumulated other comprehensive loss .    (22,506)         (18,782)        (10,940)          29,722         (22,506)
   Retained (deficit) earnings ..........     (2,547)          (8,007)          2,389            5,618          (2,547)
                                            --------         --------        --------        ---------        --------
       Total shareholder's equity .......      5,857           79,383         120,474         (199,857)          5,857
                                            --------         --------        --------        ---------        --------
       Total ............................   $134,739         $151,991        $317,847        $(319,820)       $284,757
                                            ========         ========        ========        =========        ========


                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

11. Supplemental Guarantor Information - (Continued)

           Condensed Consolidating Statement of Cash Flows (Unaudited)
                        Two Quarters Ended June 30, 2002
                                 (In thousands)

                                                                Combined        Combined
                                                  Metallurg,    Guarantor     Non-Guarantor
                                                     Inc.      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                  ---------    ------------   --------------   ------------    ------------
Cash Flows from Operating Activities.......        $(9,465)       $ 3,026         $    75                        $ (6,364)
                                                   -------        -------         -------                        --------
Cash Flows from Investing Activities:
   Additions to property, plant and
     equipment.............................            (13)        (4,280)         (5,729)                        (10,022)
   Net proceeds from sale of discontinued
     operation.............................              -              -          13,643                          13,643
   Other, net..............................             40              -            (337)                           (297)
                                                   -------        -------         -------                        --------
        Net cash provided by (used in)
          investing activities.............             27         (4,280)          7,577                           3,324
                                                   -------        -------         -------                        --------
Cash Flows from Financing Activities:
   Intergroup borrowings (repayments)......          4,396            207          (4,603)                              -
   Net repayment of long-term debt.........              -              -            (481)                           (481)
   Net repayment of short-term debt .......              -              -          (2,740)         $2,254            (486)
   Dividends received (paid)...............          3,204              -          (3,204)              -               -
                                                   -------        -------         -------        --------        --------
        Net cash provided by (used in)
          financing activities.............          7,600            207         (11,028)          2,254            (967)
                                                   -------        -------         -------        --------        --------
Effects of exchange rate changes on cash
   and cash equivalents....................              -              -           1,505               -           1,505
                                                   -------        -------         -------        --------        --------
Net decrease in cash and cash equivalents..         (1,838)        (1,047)         (1,871)          2,254          (2,502)
Cash and cash equivalents -
   beginning of period.....................         18,521          1,273          17,651         (11,626)         25,819
                                                   -------        -------         -------        --------        --------
Cash and cash equivalents -
   end of period...........................        $16,683        $   226         $15,780        $ (9,372)       $ 23,317
                                                   =======        =======         =======        ========        ========

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

      Western world* primary aluminum consumption fell by over 6% in 2001 which caused a more pronounced weakening of demand for Metallurg's products as the year progressed. The downward trend continued in the first quarter of 2002, but there has been a slight increase in demand as the second quarter progressed. Over the past year, Metallurg has rationalized its aluminum master alloy and grain refiner production to concentrate on its lowest cost melting, casting and finishing facilities in the U.K., Norway and Brazil.

      The aerospace sector saw its fortunes drop sharply after September 11th last year, and since then it has grappled with the difficult financial situation of much of the airline industry. This year has also seen the cancellation of many land-based turbine power generation projects in the U.S. These market developments led the producers of super alloys and titanium alloys to cut their production rates very sharply, particularly in the U.S., and thus reduce similarly their demand for Metallurg's chromium and niobium products and alloys for the titanium industry. Sales of our materials in the smaller European market have held up substantially better.

      The U.S. steel industry operated at low production levels throughout most of 2001 and into 2002 but, with the imposition of protective duties in March 2002, production rates increased significantly. Thus we have seen demand and pricing for our U.S. ferrovanadium production improve a little over the second quarter from what were historically very low levels. Steel production in the rest of the world largely continued on a fairly steady path allowing improved sales of ferrotitanium and normal grade low carbon ferrochrome.

      Although market price and demand for tantalum declined in 2001, Metallurg had continued to benefit in the first quarter of 2002 from fixed price sales contracts that had been negotiated in late 2000 when prices were much higher. Demand and consumption of tantalum has been extremely weak in 2002, and this has resulted in much lower prices for Metallurg's tantalum products in the second quarter.

      Metallurg is currently completing investments in new facilities in the U.S., the U.K. and Brazil aimed at reducing the cost of raw materials and expanding capacity for the production of specialty grade products; in addition further significant cost reduction programs have been initiated and partly implemented in the second quarter, and will continue during the remainder of the year. The benefits of these investments and cost saving initiatives are expected to improve operating results as 2002 progresses.

* Defined as the world, excluding the Commonwealth of Independent States (CIS), Eastern Europe and China.

Results of Operations - The Quarter Ended June 30, 2002 Compared to the Quarter Ended June 30, 2001

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

                                                                                                Intersegment    Consolidated
                             Shieldalloy    LSM        GfE         EWW       CIF      Other     Eliminations       Totals
                             ----------- ---------  ----------  --------- --------- ---------   -------------   ------------
 Quarter Ended
     June 30, 2002
Total revenue..............     $24,566   $39,671    $19,019     $6,002    $8,593    $36,261       $(25,281)      $108,831
Gross profit...............        (249)    3,177      3,156       (158)      865      3,613            592         10,996
SG&A.......................       2,332     3,606      3,386        431       438      3,609              -         13,802
Restructuring charges, net.         273       350          -       (137)        -        875              -          1,361
Operating (loss) income...       (2,854)     (779)      (230)      (452)      427       (871)           592         (4,167)
Interest (expense)
  income, net..............        (101)     (356)       (11)        30      (157)    (2,707)             -         (3,302)
Income tax (benefit)
provision..............          (1,448)     (325)        38       (207)      (10)     1,764              -           (188)
Net (loss) income..........      (1,507)     (802)      (267)      (215)      280     (6,606)         1,897         (7,220)

 Quarter Ended
     June 30, 2001

Total revenue..............     $27,142   $46,022    $22,557    $10,544    $9,558    $45,773       $(32,875)      $128,721
Gross profit...............       1,755     4,642      4,052      1,726     2,107      6,483           (605)        20,160
SG&A.......................       2,092     2,598      2,955        451       464      4,326           (354)        12,532
Operating (loss) income...         (225)    1,878      1,097      1,275     1,643      2,490           (248)         7,910
Interest (expense)
  income, net..............         (24)     (404)      (206)        36      (171)    (2,447)             -         (3,216)
Income tax provision...             111       559        280        634       313        820              -          2,717
Income from
  discontinued operation...           -         -        112          -         -          -              -            112
Net (loss) income..........        (360)      927        731        677     1,159      7,311         (8,297)         2,148

Total Revenue



      Consolidated total revenue decreased by $19.9 million (15%) in the second quarter of 2002 as compared to the second quarter of 2001. Shieldalloy revenue was $2.6 million (9%) below the second quarter of 2001, due primarily to decreased sales volume of chrome products. LSM revenue was $6.4 million (14%) below the second quarter of 2001, due primarily to decreased sales volume and selling prices of aluminum products and chromium metal. GfE revenue was $3.5 million (16%) below the second quarter of 2001, due primarily to decreased sales volume and selling prices of specialty coating materials and vanadium products. EWW revenue was $4.5 million (43%) below the second quarter of 2001, due to decreased sales volume of ferrochrome. EWW's 2001 sales also included one-time sales of tantalum-containing products. CIF revenue was $1.0 million (10%) below the second quarter of 2001, due primarily to decreased selling prices of tantalum products partly offset by increased sales volume of aluminum products. Decreased revenue from distribution activities included in "Other" above was primarily the result of decreased volume and selling prices of tantalum-containing products.

Gross Profit

      Gross profit decreased to $11.0 million (10.1% of total revenue) in the quarter ended June 30, 2002 from $20.2 million (15.7% of total revenue) in the quarter ended June 30, 2001, a decrease of $9.2 million (45%). Shieldalloy gross profit was $2.0 million (114%) below the second quarter of 2001, due primarily to decreased sales volume of ferrochrome and decreased selling prices of aluminum products. LSM gross profit was $1.5 million (32%) below the second quarter of 2001, due primarily to decreased sales volume and selling prices of aluminum products and chromium metal. GfE gross profit was $0.9 million (22%) below the second quarter of 2001, due primarily to decreased sales volume and selling prices of specialty coating materials and vanadium products. EWW gross profit was $1.9 million (109%) below the second quarter of 2001, due primarily to decreased sales volume of ferrochrome. CIF gross profit was $1.2 million (59%) below the second quarter of 2001, due primarily to decreased selling prices of tantalum products. Decreased gross profit from distribution activities included in "Other" above was primarily the result of decreased volume and selling prices of tantalum-containing products.

Selling, General and Administrative Expenses ("SG&A")

      SG&A increased to $13.8 million in the quarter ended June 30, 2002 from $12.5 million in the quarter ended June 30, 2001, an increase of $1.3 million (10%). For the quarter ended June 30, 2002, SG&A represented 12.7% of total revenue compared to 9.7% for the quarter ended June 30, 2001. The increase was primarily due to an increase in pension expense at LSM.

Restructuring Charges, Net

      During the second quarter of 2002, Metallurg initiated a restructuring program intended to reduce the cost structure at corporate headquarters, Shieldalloy and LSM. The restructuring plan includes the discontinuation of certain production activities, the termination of employees and the write-down of redundant plant and equipment. As a result of the restructuring and other cost reduction activities, Metallurg currently expects to generate cost savings of approximately $7 million annually in future periods. Details of the restructuring charge are as follows (in thousands):

                                                                                                  Balance
                                                                               Utilized              at
                                                          Original     -----------------------    June 30,
                                                           Accrual        Cash       Non-cash       2002
                                                          --------     ----------   ----------   ----------
Severance and other employee costs...................      $1,395         $435                      $960
Write-down of plant and equipment....................         103            -         $103            -
                                                           ------         ----         ----         ----
      Total..........................................      $1,498         $435         $103         $960
                                                           ======         ====         ====         ====

      At corporate headquarters, Metallurg, Inc.'s restructuring charge of $875,000 was for severance costs of three corporate executives who were terminated at the end of the second quarter of 2002. Under the terms of their employment and severance agreements, the severance will be paid over a period of up to 18 months. None of this amount was paid as of June 30, 2002.

      LSM's restructuring charge of $350,000 was for severance costs of 11 production employees who were terminated during the second quarter. The entire amount was paid during the second quarter.

      SMC's restructuring charge of $273,000 included $170,000 for severance costs of 16 production employees and six administrative employees who were notified of termination during the second quarter. The remaining $103,000 was for the write-down of property and equipment no longer used in operations. Twenty-one employees were terminated, and severance payments of $85,000 were made, by June 30, 2002.

      The restructuring charge of $1,361,000 in the second quarter of 2002 is net of the reversal of the remaining balance of $137,000 on an earlier accrual following the completion of a restructuring program at EWW.

      See "Note 7. Restructuring" to Metallurg's Consolidated Financial Statements.

Operating Income

      There was an operating loss of $4.2 million in the quarter ended June 30, 2002 compared to operating income of $7.9 million in the quarter ended June 30, 2001, due primarily to the decrease in gross profit and the restructuring, discussed above. In addition, Shieldalloy recognized an environmental expense recovery of $0.3 million in the quarter ended June 30, 2001 upon settlements with insurance companies relating to coverage for certain environmental claims.

Interest Expense, Net

      Interest expense, net, is as follows (in thousands):


                                                          Quarters Ended June 30,
                                                          -----------------------
                                                           2002            2001
                                                           ----            ----
  Interest income .............................          $   282          $   486
  Interest expense ............................           (3,584)          (3,702)
                                                         -------          -------
     Interest expense, net.....................          $(3,302)         $(3,216)
                                                         =======          =======

Income Tax (Benefit) Provision, Net

      Income tax (benefit) provision, net, is as follows (in thousands):

                                                          Quarters Ended June 30,
                                                          -----------------------
                                                            2002            2001
                                                          -------          ------
  Total current ...............................            $ 198           $1,607
  Total deferred ...............................            (386)           1,110
                                                           -----           ------
     Income tax (benefit) provision, net......             $(188)          $2,717
                                                           =====           ======

      The difference between the statutory federal income tax rate and Metallurg's effective rate for the quarter ended June 30, 2002 is principally due to losses in certain jurisdictions for which the related deferred tax was offset by a valuation allowance.

Net (Loss) Income

      Net loss was $7.2 million in the quarter ended June 30, 2002 compared to net income of $2.1 million for the quarter ended June 30, 2001. The loss is due primarily to the decrease in operating income discussed above.

Results of Operations - The Two Quarters Ended June 30, 2002 Compared to the Two Quarters Ended June 30, 2001

                                                                                                Intersegment    Consolidated
                              Shieldalloy   LSM       GfE         EWW        CIF       Other     Eliminations       Totals
                             -----------  --------- ---------- ---------- ---------  ---------  ------------- ---------------
 Two Quarters Ended
     June 30, 2002
Total revenue..............     $47,295   $73,900    $37,669    $14,130   $16,690    $67,204       $(49,528)      $207,360
Gross profit...............        (634)    5,321      5,533        429     1,773      7,730          1,385         21,537
SG&A.......................       5,362     6,497      6,391        856       889      7,222              -         27,217
Environmental
  expense recoveries.......      (3,000)        -          -          -         -          -              -         (3,000)
Restructuring charges, net.         273       350          -       (137)        -        875              -          1,361
Operating (loss) income...       (3,269)   (1,526)      (858)      (290)      884       (367)         1,385         (4,041)
Interest (expense)
  income, net..............        (163)     (707)      (134)        78      (288)    (5,496)             -         (6,710)
Income tax (benefit)
provision..............          (1,697)     (591)        60       (117)       47      2,293              -             (5)
Gain on disposition of
  discontinued operation...           -         -     10,076          -         -          -              -         10,076
Net (loss) income..........      (1,735)   (1,602)     9,047        (95)      549     11,261        (17,975)          (550)

                                                                                                Intersegment    Consolidated
                              Shieldalloy   LSM        GfE        EWW       CIF       Other     Eliminations       Totals
                              ----------- --------  ---------- ---------  ---------  --------  -------------    ------------
 Two Quarters Ended
     June 30, 2001
Total revenue..............     $53,617   $90,132    $48,349    $20,732   $19,738    $95,811       $(65,507)      $262,872
Gross profit...............       2,772     8,398      8,586      4,426     4,197     14,259         (1,342)        41,296
SG&A.......................       4,437     5,362      6,084      1,007       930      8,469           (340)        25,949
Environmental
  expense recoveries.......        (600)        -          -          -         -          -              -           (600)
Operating (loss) income....      (1,405)    2,695      2,502      3,419     3,267      6,454           (985)        15,947
Interest (expense)
  income, net..............         (24)     (751)      (479)        98      (337)    (4,793)             -         (6,286)
Income tax (benefit)
  Provision................        (314)      706        785      1,339       501      1,950              -          4,967
Income from
  discontinued operation...           -         -        258          -         -          -              -            258
Net (loss) income..........      (1,115)    1,316      1,546      2,178     2,429     15,834        (17,052)         5,136

Total Revenue

      Consolidated total revenue decreased by $55.5 million (21%) in the first two quarters of 2002 as compared to the first two quarters of 2001. Shieldalloy revenue was $6.3 million (12%) below the first two quarters of 2001 due primarily to decreased sales volume and selling prices of vanadium and chrome products. LSM revenue was $16.2 million (18%) below the first two quarters of 2001, due primarily to decreased sales volume and selling prices of aluminum products, chromium metal and ferrotitanium. GfE revenue was $10.7 million (22%) below the first two quarters of 2001, due primarily to decreased sales volume and selling prices of specialty coating materials and alloys for the titanium industry. EWW revenue was $6.6 million (32%) below the first two quarters of 2001, due to decreased sales volume and prices of ferrochrome. EWW's 2001 sales also included one-time sales of tantalum-containing products. CIF revenue was $3.0 million (15%) below the first two quarters of 2001, due primarily to decreased selling prices of tantalum products partly offset by increased sales volumes of aluminum products. Decreased revenue from distribution activities included in "Other" above was primarily the result of decreased volume and selling prices of tantalum-containing products.

Gross Profit

      Gross profit decreased to $21.5 million (10.4% of total revenue) in the two quarters ended June 30, 2002 from $41.3 million (15.7% of total revenue) in the two quarters ended June 30, 2001, a decrease of $19.8 million (48%). Shieldalloy gross profit was $3.4 million (123%) below the first two quarters of 2001, due primarily to decreased sales volume and selling prices of vanadium and chrome products. LSM gross profit was $3.1 million (37%) below the first two quarters of 2001, due primarily to decreased sales volume and selling prices of aluminum products and chromium metal. GfE gross profit was $3.1 million (36%) below the first two quarters of 2001, due primarily to decreased sales volume and selling prices of specialty coating materials and alloys for the titanium industry. EWW gross profit was $4.0 million (90%) below the first two quarters of 2001, due primarily to decreased sales volume of ferrochrome, but the 2001 gross profit also included one-time sales of tantalum-containing products. CIF gross profit was $2.4 million (58%) below the first two quarters of 2001, due primarily to decreased selling prices of tantalum products. Decreased gross profit from distribution activities included in "Other" above was primarily the result of decreased volume and selling prices of tantalum-containing products.

Selling, General and Administrative Expenses

      SG&A increased to $27.2 million in the two quarters ended June 30, 2002 from $25.9 million in the two quarters ended June 30, 2001, an increase of $1.3 million (5%). For the two quarters ended June 30, 2002, SG&A represented 13.1% of total revenue compared to 9.9% for the two quarters ended June 30, 2001. The increase was primarily due to an increase in pension expense at LSM and bad debt expense resulting from bankruptcy filings by three customers.

Restructuring Charges, Net

      During the second quarter of 2002, Metallurg initiated a restructuring program intended to reduce the cost structure at corporate headquarters, Shieldalloy and LSM. The restructuring plan includes the discontinuation of certain production activities, the termination of employees and the write-down of redundant plant and equipment. As a result of the restructuring and other cost reduction activities, Metallurg currently expects to generate cost savings of approximately $7 million annually in future periods. See "Note 7. Restructuring" to Metallurg's Consolidated Financial Statements and "Restructuring Charges, Net" in "Results of Operations - The Quarter Ended June 30, 2002 Compared to the Quarter Ended June 30, 2001".

Operating Income

      There was an operating loss of $4.0 million in the two quarters ended June 30, 2002 compared to an operating income of $15.9 million in the two quarters ended June 30, 2001, due primarily to the decrease in gross profit and the restructuring, discussed above. In addition, Shieldalloy recognized an environmental expense recovery of $3.0 million and $0.6 million in the two quarters ended June 30, 2002 and 2001, respectively, upon settlements with insurance companies relating to coverage for certain environmental claims.

Interest Expense, Net

      Interest expense, net, is as follows (in thousands):

                                                       Two Quarters Ended June 30,
                                                       ---------------------------
                                                           2002             2001
                                                       ------------      ---------
  Interest income ..............................         $   591          $ 1,028
  Interest expense .............................          (7,301)          (7,314)
                                                         -------          -------
     Interest expense, net......................         $(6,710)         $(6,286)
                                                         =======          =======

Income Tax (Benefit) Provision, Net

      Income tax (benefit) provision, net, is as follows (in thousands):

                                                        Two Quarters Ended June 30,
                                                        ---------------------------
                                                            2002            2001
                                                           ------          ------
  Total current ................................           $ 451           $2,870
  Total deferred ...............................            (456)           2,097
                                                           -----           ------
     Income tax (benefit) provision, net........           $  (5)          $4,967
                                                           =====           =====


      The difference between the statutory federal income tax rate and Metallurg's effective rate for the two quarters ended June 30, 2002 is principally due to: (i) a tax-free capital gain realized on the sale of GfE's prosthetics company in January 2002; and (ii) losses in certain jurisdictions for which the related deferred tax was offset by a valuation allowance.

Net (Loss) Income

      Net loss was $0.6 million in the two quarters ended June 30, 2002 compared to net income of $5.1 million for the two quarters ended June 30, 2001. The decrease in 2002 operating income was partly offset by a net gain of $10.1 million on the sale of GfE's prosthetics company in January 2002.

Liquidity and Financial Resources

General

      Metallurg's sources of liquidity include cash and cash equivalents, cash from operations and amounts available under credit facilities. At June 30, 2002, Metallurg had $23.3 million in cash and cash equivalents and working capital of $116.1 million as compared to $25.8 million and $119.1 million, respectively, at December 31, 2001.

      Cash Flows from Operating Activities - Net cash used in operating activities was $6.4 million for the two quarters ended June 30, 2002, compared to $5.4 million in the two quarters ended June 30, 2001. In 2002, a net loss, adjusted for the gain on the sale of GfE's prosthetics company and depreciation and other non-cash items, was partly offset by a decrease in working capital. In 2001, net income, adjusted for non-cash items, was more than offset by cash used to fund increases in working capital items.

      Cash Flows from Investing Activities - Net cash provided by investing activities was $3.3 million for the two quarters ended June 30, 2002, compared to cash used in investing activities of $5.4 million for the two quarters ended June 30, 2001. The 2002 cash flows included the receipt of $13.6 million in net proceeds upon the sale of GfE's prosthetics company in January 2002. In addition, cash flows for capital expenditures totaled $10.0 million in 2002 compared to $5.5 million in 2001.

      Cash Flows from Financing Activities - Net cash used in financing activities was $1.0 million for the two quarters ended June 30, 2002, compared to cash provided by financing activities of $4.8 million in the two quarters ended June 30, 2001. Cash flows in 2001 reflect primarily long-term borrowings by LSM for financing of its working capital.

Credit Facilities and Other Financing Arrangements

      Metallurg has a credit facility with certain financial institutions led by Fleet National Bank as agent (the "Revolving Credit Facility") which provides Metallurg, Inc., Shieldalloy and certain of their subsidiaries (the "Borrowers") with up to $50.0 million of financing resources. Interest is charged at a rate per annum equal to (i) LIBOR plus 2.0% - 2.5% or (ii) Prime, plus up to 1%, based on the performance of Metallurg, Inc. and certain of its subsidiaries (the "North American Group" as defined in the Revolving Credit Facility). The Revolving Credit Facility permits borrowings of up to $50.0 million for working capital requirements and general corporate purposes, up to $35.0 million of which may be used for letters of credit. The Revolving Credit Facility prohibits Metallurg, Inc. from making dividends prior to 2004 and requires the Borrowers and certain subsidiaries to comply with various covenants, including the maintenance of minimum liquidity, as defined in the agreement, at a $10.0 million level. Liquidity, as defined, was $13.1 million at June 30, 2002. The total amount the Borrowers may borrow at any time is limited to a borrowing base calculation that is based on eligible accounts receivable, inventory and certain fixed assets. At June 30, 2002, there were no borrowings under this facility; however, outstanding letters of credit totaled $21.3 million. The Borrowers had unused borrowing capacity of $5.3 million under this facility.

      LSM has overdraft facilities with Barclays Bank plc ("Barclays") and HSBC Bank plc ("HSBC") that currently provide LSM with up to 'L'8.5 million
($13.0 million) of borrowings, up to 'L'43.3 million ($66.3 million) of foreign exchange contracts and options and 'L'4.0 million ($6.1 million) for other ancillary banking arrangements, including bank guarantees. Borrowings under these facilities are unsecured and payable on demand. Outstanding loans under these facilities currently bear interest at a rate of 1.0% over the lender's base rate. At June 30, 2002, there were no amounts outstanding under these overdraft facilities.

      LSM also has four revolving term loan facilities with Barclays and HSBC that provide for borrowings up to 'L'12.0 million ($18.4 million), all of which were outstanding at June 30, 2002. Interest is currently charged at a rate per annum of LIBOR plus 0.75% - 0.95%. Two of the facilities expire during the second quarter of 2004 while the other two expire during the second quarter of 2006. These term loan facilities are unsecured and require LSM to comply with various covenants, including the maintenance of minimum net worth and interest coverage.

      Following a decline in operating results, LSM obtained a waiver from Barclays regarding the required minimum interest coverage ratio covenant for the period ended December 31, 2001. In the second quarter of 2002, LSM amended its loan agreement with Barclays, which deferred the measurement date of the required minimum interest coverage ratio covenant from June to July. In August 2002, the agreement was further amended to modify this covenant and other terms. Compliance with the amended interest coverage ratio covenant will next be measured at December 31, 2002 and will be based on the results for the six months ended December 31, 2002. As a result of the amendments, interest on the two revolving term loan facilities will be charged at a rate per annum of LIBOR plus 1.75%. Also, the overdraft facility will be reduced by 'L'1.0 million
($1.5 million).

      LSM obtained a similar waiver from HSBC for the period ended December 31, 2001. The next measurement date on these facilities is December 31, 2002. LSM does not anticipate the need for a waiver at this date but believes that it would, if required, be able to obtain a similar waiver, though no assurance of obtaining such a waiver can be given. The terms of the overdraft and term loan facilities with HSBC remain unchanged.

      Several of Metallurg's other foreign subsidiaries have term loans and credit facility arrangements with local banking institutions to provide funds for working capital, capital expenditures and general corporate purposes. These local credit facilities contain restrictions that vary from company to company. At June 30, 2002, these facilities totaled $13.3 million, of which $5.3 million of loans were outstanding.

      Metallurg believes that existing cash balances and these sources are sufficient to fund the current and anticipated future requirements of working capital, capital expenditures, pension benefits, potential acquisitions and environmental expenditures for the next twelve months.

Other

      The funded status of Metallurg's pension plans continues to be impacted by decreases in the plans' assets values due to continuing declines in equity markets in 2002. Management continues to monitor these developments as further declines in the funded status of these plans may impact future pension expense and funding requirements.

Capital Expenditures

      Metallurg invested $10.0 million in capital expenditures during the first two quarters of 2002. Capital expenditures are expected to total approximately $16 million in 2002. Although Metallurg has projected these items for the year ended December 31, 2002, Metallurg has not committed purchases to vendors for all of these projects, as some projects remain contingent on final approvals and other conditions and the actual timing of expenditures may extend into 2003. Metallurg believes that these projects will be funded through existing and future internally generated cash and credit lines.

Environmental Remediation Costs

      Losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. During the first two quarters of 2002, Metallurg expended $1.4 million for environmental remediation.

      In 1997, Shieldalloy entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, Shieldalloy has agreed to perform environmental remediation that, as of June 30, 2002, had an accrual of $29.7 million for the remaining estimated cost of completion. Of this amount, $2.8 million is expected to be expended in the last two quarters of 2002, $5.0 million in 2003 and $3.4 million in 2004. In addition, Metallurg estimates it will make expenditures of $2.6 million with respect to environmental remediation at its foreign facilities through 2004. These amounts have been accrued for in prior years and are reflected in Metallurg's balance sheet.

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

                           PART II - OTHER INFORMATION

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         None

     (b) REPORTS ON FORM 8-K

         None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 13, 2002 on its behalf by the undersigned thereunto duly authorized.

                             METALLURG, INC.
                             By:    /s/ Barry C. Nuss
                                ---------------------------
                             Barry C. Nuss
                             Vice President, Finance and Chief Financial Officer

                           STATEMENT OF DIFFERENCES

The British pound sterling sign shall be expressed as....................    'L'