Form 10-Q
period 2002-09-30
METALLURG INC
filed 2002-11-13
CIK 1030992

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares of common stock, $0.01 par value, issued and outstanding as of November 13, 2002 was 5,000,000.

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

                    Condensed Statements of Consolidated Operations for the Quarters and the Three
                    Quarters Ended September 30, 2002 and 2001......................................................2

                    Condensed Consolidated Balance Sheets at September 30, 2002 and
                    December 31, 2001...............................................................................3

                    Condensed Statements of Consolidated Cash Flows for the Three Quarters Ended
                    September 30, 2002 and 2001.....................................................................4

                    Notes to Condensed Unaudited Consolidated Financial Statements...............................5-14

           Item 2 - Management's Discussion and Analysis of Financial Condition and Results
                    of Operations...............................................................................15-23

           Item 3 - Quantitative and Qualitative Disclosure of Market Risk.........................................24

           Item 4 - Controls and Procedures........................................................................25


Part II.   OTHER INFORMATION:

           Item 6.(a) EXHIBITS.....................................................................................26

           Item 6.(b) REPORTS ON FORM 8-K..........................................................................26

           Signature Page..........................................................................................27

           Officers' Certifications.............................................................................28-29


                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
                                 (In thousands)

                                                            Quarters Ended              Three Quarters Ended
                                                             September 30,                   September 30,
                                                       -----------------------        -------------------------
                                                         2002           2001            2002            2001
                                                       --------       --------        --------         --------

Sales ..............................................   $108,254       $112,032        $314,969         $374,239
Commission income ..................................        325            203             970              868
                                                       --------       --------        --------         --------
   Total revenue ...................................    108,579        112,235         315,939          375,107
                                                       --------       --------        --------         --------

Operating costs and expenses:
   Cost of sales ...................................     96,082         96,913         281,905          318,489
   Selling, general and administrative expenses ....     12,551         12,094          39,768           38,043
   Environmental expense recoveries ................          -              -          (3,000)            (600)
   Restructuring charges, net ......................        990              -           2,351                -
                                                       --------       --------        --------         --------
   Total operating costs and expenses ..............    109,623        109,007         321,024          355,932
                                                       --------       --------        --------         --------

   Operating (loss) income .........................     (1,044)         3,228          (5,085)          19,175

Other income (expense):
   Other income, net ...............................         63             42             181              174
   Interest expense, net ...........................     (3,538)        (3,361)        (10,248)          (9,647)
                                                       --------       --------        --------         --------
   (Loss) income before income tax provision
     (benefit), minority interest and discontinued
     operation......................................     (4,519)           (91)        (15,152)           9,702
Income tax provision (benefit) .....................        611            (81)            606            4,886
                                                       --------       --------        --------         --------
   (Loss) income before minority interest and
     discontinued operation ........................     (5,130)           (10)        (15,758)           4,816
Minority interest ..................................        (48)           (15)            (46)              37
                                                       --------       --------        --------         --------
   (Loss) income from continuing operations ........     (5,178)           (25)        (15,804)           4,853
Discontinued operation (Note 6):
   Income from discontinued operation (net of tax of
     $32 and $118 in the quarter and the three
     quarters ended September 30, 2001,
     respectively) .................................          -            115               -              373
   Gain on disposition of discontinued operation
     (net of tax of nil) ...........................          -              -          10,076                -
                                                       --------       --------        --------         --------
   Income from discontinued operation ..............          -            115          10,076              373
                                                       --------       --------        --------         --------
   Net (loss) income ...............................     (5,178)            90          (5,728)           5,226

Other comprehensive income (loss):
   Foreign currency translation adjustment .........        710          1,319           3,648           (1,495)
   Deferred (loss) gain on derivatives, net ........       (214)           116            (288)             (76)
                                                       --------       --------        --------         --------
   Comprehensive (loss) income .....................   $ (4,682)      $  1,525        $ (2,368)        $  3,655
                                                       ========       ========        ========         ========


       See notes to condensed unaudited consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                            September 30,       December 31,
                                                                                                 2002               2001
                                                                                            -------------       ------------
                                                                                             (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents ...........................................................      $ 28,304           $ 25,819
   Accounts receivable, net ............................................................        60,703             62,711
   Inventories..........................................................................        83,658             87,469
   Prepaid expenses and other current assets ...........................................        13,694             13,565
                                                                                              --------           --------
     Total current assets ..............................................................       186,359            189,564
Property, plant and equipment, net .....................................................        77,943             67,321
Other assets (including restricted cash of $1,929 in 2002 - Note 6).....................        16,351             13,042
                                                                                              --------           --------
     Total .............................................................................      $280,653           $269,927
                                                                                              ========           ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt and current portion of long-term debt ...............................      $  5,102           $  5,714
   Accounts payable ....................................................................        47,666             39,554
   Accrued expenses ....................................................................        23,702             22,117
   Other current liabilities ...........................................................         2,423              3,092
                                                                                              --------           --------
     Total current liabilities .........................................................        78,893             70,477
                                                                                              --------           --------
Long-term Liabilities:
   Long-term debt ...................................................................          123,773            122,504
   Accrued pension liabilities ......................................................           48,013             42,581
   Environmental liabilities, net ...................................................           26,846             29,049
   Other liabilities ................................................................            1,379              1,297
                                                                                              --------           --------
     Total long-term liabilities ....................................................          200,011            195,431
                                                                                              --------           --------
     Total liabilities ..............................................................          278,904            265,908
                                                                                              --------           --------
Minority Interest ......................................................................           568                521
                                                                                              --------           --------
Shareholder's Equity:
   Common stock .....................................................................               50                 50
   Due from parent company ..........................................................          (19,714)           (19,714)
   Additional paid-in capital .......................................................           50,580             50,529
   Accumulated other comprehensive loss .............................................          (22,010)           (25,370)
   Retained deficit .................................................................           (7,725)            (1,997)
                                                                                              --------           --------
     Total shareholder's equity .....................................................            1,181              3,498
                                                                                              --------           --------
     Total ..........................................................................         $280,653           $269,927
                                                                                              ========           ========


       See notes to condensed unaudited consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                                             Three Quarters Ended
                                                                                                  September 30,
                                                                                        -------------------------------
                                                                                           2002                 2001
                                                                                        ----------           ----------
Cash Flows from Operating Activities:
Net (loss) income ..........................................................            $ (5,728)            $  5,226
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Depreciation and amortization ...........................................               7,235                7,899
   Gain on sale of discontinued operation ..................................             (10,076)                   -
   Deferred income taxes ...................................................                (384)               2,351
   Restructuring charges, net ..............................................               2,351                    -
   Change in operating assets and liabilities:
    Decrease in accounts receivable ........................................               7,134                1,900
    Decrease (increase) in inventories .....................................               5,834              (13,824)
    (Increase) decrease in other current assets ............................                (422)                 457
    Increase in accounts payable and accrued expenses ......................               3,575                5,240
    Environmental payments .................................................              (2,277)              (1,376)
    Restructuring payments .................................................              (1,522)                 (48)
    Other assets and liabilities, net ......................................              (1,005)              (2,676)
                                                                                        --------             --------
      Net cash provided by operating activities ............................               4,715                5,149
                                                                                        --------             --------
Cash Flows from Investing Activities:
Additions to property, plant and equipment .................................             (15,302)             (11,872)
Net proceeds from sale of discontinued operation ...........................              13,643                    -
Other, net .................................................................                (222)                (995)
                                                                                        --------             --------
      Net cash used in investing activities ................................              (1,881)             (12,867)
                                                                                        --------             --------
Cash Flows from Financing Activities:
(Repayment of) proceeds from long-term debt ................................                (609)               7,549
Net repayments of short-term debt ..........................................              (1,656)              (4,057)
                                                                                        --------             --------
      Net cash (used in) provided by financing activities ..................              (2,265)               3,492
                                                                                        --------             --------

Effects of exchange rate changes on cash and cash equivalents ..............               1,916                 (514)
                                                                                        --------             --------

Net increase (decrease) in cash and cash equivalents .......................               2,485               (4,740)
Cash and cash equivalents - beginning of period ............................              25,819               33,402
                                                                                        --------             --------
Cash and cash equivalents - end of period ..................................            $ 28,304             $ 28,662
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


                                                                                   Intersegment  Consolidated
                           Shieldalloy    LSM      GfE     EWW     CIF     Other   Eliminations     Totals
                           -----------  -------  -------  ------  ------  -------  ------------  ------------
Quarter Ended
     September 30, 2002
Revenue from external
  customers...............     $20,799  $33,948  $14,370  $3,987  $4,000  $31,475                    $108,579
Intergroup revenue........       1,524   10,735    2,938   3,486   4,416    2,220      $(25,319)            -
Income tax (benefit)
  provision...............      (1,369)     110       35    (195)      -    2,030             -           611
Net (loss) income.........        (369)     175     (940)   (399)    497   (2,419)       (1,723)       (5,178)

Quarter Ended
     September 30, 2001
Revenue from external
  customers...............     $24,815  $32,500  $14,203  $3,559  $3,806  $33,352                    $112,235
Intergroup revenue........         995   12,515    2,131   4,796   6,826    4,404      $(31,667)            -
Income tax (benefit)
  provision...............        (323)    (157)     185     (34)    734     (486)            -           (81)
Income from
  discontinued operation..           -        -      115       -       -        -             -           115
Net (loss) income.........        (581)    (557)    (524)     17     937    3,421        (2,623)           90

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

2.  Segments and Related Information - (Continued)

                                                                                       Intersegment  Consolidated
                           Shieldalloy    LSM       GfE      EWW      CIF     Other    Eliminations     Totals
                           -----------  --------  -------  -------  -------  --------  ------------  ------------
Three Quarters Ended
     September 30, 2002
Revenue from external
  customers...............     $65,396  $ 88,394  $45,770  $12,470  $12,461  $ 91,448                    $315,939
Intergroup revenue........       4,222    30,189    9,207    9,133   12,645     9,451      $(74,847)            -
Environmental expense
  recoveries..............      (3,000)        -        -        -        -         -             -        (3,000)
Income tax (benefit)
  provision...............      (3,066)     (481)      95     (312)      47     4,323             -           606
Gain on disposition of
  discontinued operation .           -         -   10,076        -        -         -             -        10,076
Net (loss) income.........      (2,104)   (1,427)   8,107     (494)   1,046     8,842       (19,698)       (5,728)

Three Quarters Ended
     September 30, 2001
Revenue from external
  customers...............     $75,920  $103,307  $56,046  $10,406  $11,667  $117,761                    $375,107
Intergroup revenue........       3,507    31,840    8,637   18,681   18,703    15,806      $(97,174)            -
Environmental expense
  recoveries..............        (600)        -        -        -        -         -             -          (600)
Income tax (benefit)
  provision...............        (637)      549      970    1,305    1,235     1,464             -         4,886
Income from discontinued
  operation...............           -         -      373        -        -         -             -           373
Net (loss) income.........      (1,696)      759    1,022    2,195    3,366    19,255       (19,675)        5,226

3.  Inventories

         Inventories consist of the following (in thousands):

                                     September 30,         December 31,
                                          2002                 2001
                                     -------------         ------------
Raw materials.....................         $16,443              $19,783
Work in process...................           4,177                4,018
Finished goods....................          59,993               60,635
Other.............................           3,045                3,033
                                           -------              -------
     Total........................         $83,658              $87,469
                                           =======              =======

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

6.  Discontinued Operation

         On January 1, 2002, GfE completed the sale of its prosthetics company in Morsdorf, Germany and recorded a gain of $10,076,000. In connection with the sale, GfE was required to deposit cash to collateralize certain bank guarantees. Deposits of DM 3,750,000 ($1,929,000), relating to guarantees which expire in September 2003, are held in investments that mature in November 2003 and are recorded as restricted cash in the balance sheet at September 30, 2002. These deposits are excluded from cash and cash equivalents in Metallurg's consolidated balance sheet.

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

         The consolidated statement of operations and the related notes for the quarter and the three quarters ended September 30, 2001 have been restated, where applicable, to reflect the discontinued operation. Cash provided by operating activities for the prosthetics company was $191,000 in the three quarters ended September 30, 2001.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

7.  Restructuring

         During the second and third quarters of 2002, Metallurg carried out a restructuring program intended to reduce the cost structure at corporate headquarters, Shieldalloy and LSM. The restructuring plan includes the discontinuation of certain production activities, the termination of employees and the write-down of redundant plant and equipment. As a result of the restructuring and other cost reduction activities, Metallurg currently expects to generate cost savings of approximately $8 million annually in future periods. Details of the restructuring charge are as follows (in thousands):

                                                                             Utilized              Balance at
                                                   Original          -----------------------      September 30,
                                                    Charge            Cash          Non-cash            2002
                                                   --------          -------        --------      -------------
Severance and other employee costs..............     $2,385           $1,406                               $979
Write-down of plant and equipment...............        103                -            $103                  -
                                                     ------           ------            ----               ----
      Total.....................................     $2,488           $1,406            $103               $979
                                                     ======           ======            ====               ====

         At corporate headquarters, Metallurg, Inc.'s restructuring charge of $875,000 in the second quarter was for severance costs of three corporate executives who were terminated at the end of the second quarter of 2002. Under the terms of their employment and severance agreements, the severance will be paid over a period of up to 18 months. Of this amount, $224,000 was paid as of September 30, 2002. In the third quarter, a further charge of $214,000 was incurred for severance costs of five administrative employees. None of this amount had been paid as of September 30, 2002.

         In the second quarter, SMC's restructuring charge of $273,000 included $170,000 for severance costs of 16 production employees and six administrative employees, of which $154,000 had been paid by September 30, 2002. Twenty-one employees were terminated in the second quarter and one in the third quarter. The remaining $103,000 was for the write-down of property and equipment no longer used in operations. During the third quarter, an additional charge of $98,000 was incurred for the termination of one executive. None of this amount had been paid as of September 30, 2002.

         In the second quarter, LSM expensed, and paid in full, a restructuring charge of 'L'242,000 ($350,000) for severance costs of 11 production employees who were terminated during the second quarter. In the third quarter, LSM expensed, and paid in full, a restructuring charge of 'L'452,000
($678,000) for severance costs of seven production employees and 11 administrative employees who were terminated during the third quarter.

         The restructuring charge of $2,351,000 in the three quarters ended September 30, 2002 is net of the reversal of a prior year accrual balance of $137,000 following the completion of a restructuring program at EWW in 2002.

8.  Earnings Per Share

         Earnings per share is not presented since Metallurg, Inc. is a wholly owned subsidiary of Metallurg Holdings.

9.  Borrowings

         LSM has four revolving term loan facilities with Barclays Bank plc ("Barclays") and HSBC Bank plc ("HSBC") that provide for borrowings up to 'L'12,000,000 ($18,823,000), all of which were outstanding at September 30, 2002. Interest is currently charged at a rate per annum of LIBOR plus 0.8% - 1.75%. Two of the facilities expire during the second quarter of 2004 while the other two expire during the second quarter of 2006. These term loan facilities are unsecured and require LSM to comply with various covenants, including the maintenance of minimum net worth and interest coverage.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

9.  Borrowings - (Continued)

         Following a decline in operating results, LSM obtained a waiver from Barclays regarding the required minimum interest coverage ratio covenant for the period ended December 31, 2001. In August 2002, the agreement was amended to modify this covenant and other terms. Compliance with the amended interest coverage ratio covenant will next be measured at December 31, 2002 and will be based on the results for the six months ended December 31, 2002. As a result of the amendment, the annual interest rate on the two revolving term loan facilities was increased to LIBOR plus 1.75%. Also as a result of the amendment, LSM's overdraft facility with Barclays was reduced by 'L'1,000,000
($1,569,000).

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

10.  Recent Accounting Pronouncements

         Effective January 1, 2002, Metallurg adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting and reporting of acquired goodwill and other intangible assets. The adoption of SFAS No. 142 did not have a material effect on Metallurg's financial statements. The financial statements do not reflect the pushdown of purchase accounting adjustments, including goodwill, recorded by Metallurg Holdings.

         In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. This statement covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 is effective on January 1, 2003. Metallurg does not believe the adoption of SFAS No. 143 will have a material impact on its consolidated financial statements.

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

         In light of recent operating results, Metallurg will be completing an assessment of the recoverability of long-lived assets as required under SFAS No. 144 during the fourth quarter of 2002. This assessment could result in the recognition of long-lived asset impairments.

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

           Condensed Consolidating Statement of Operations (Unaudited)
                        Quarter Ended September 30, 2002
                                 (In thousands)


                                                             Combined       Combined
                                              Metallurg,    Guarantor     Non-Guarantor
                                                 Inc.      Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                              ----------   ------------   -------------   ------------   ------------
Total revenue ............................                      $25,366         $95,221       $(12,008)      $108,579
                                                                -------         -------       --------       --------
Operating costs and expenses:
   Cost of sales .........................                       24,607          84,098        (12,623)        96,082
   Selling, general and administrative
     expenses ............................       $ 1,228          2,368           8,955              -         12,551
   Restructuring charges, net ............           214             98             678              -            990
                                                 -------        -------         -------       --------       --------
   Total operating costs and expenses ....         1,442         27,073          93,731        (12,623)       109,623
                                                 -------        -------         -------       --------       --------

   Operating (loss) income ...............        (1,442)        (1,707)          1,490            615         (1,044)

Other income (expense):
   Other income, net .....................             -              -              63              -             63
   Interest (expense) income, net ........        (2,697)           409          (1,250)             -         (3,538)
   Equity in earnings of subsidiaries ....           482            498           1,358         (2,338)             -
                                                 -------        -------         -------       --------       --------
   (Loss) income before income tax
     provision (benefit) and minority
     interest.............................        (3,657)          (800)          1,661         (1,723)        (4,519)
Income tax provision (benefit) ...........         1,521         (1,208)            298              -            611
                                                 -------        -------         -------       --------       --------
   (Loss) income before minority interest         (5,178)           408           1,363         (1,723)        (5,130)
Minority interest ........................             -              -             (48)             -            (48)
                                                 -------        -------         -------       --------       --------
   Net (loss) income .....................        (5,178)           408           1,315         (1,723)        (5,178)

Other comprehensive income (loss):
   Foreign currency translation
     adjustment ..........................           710            713           1,489         (2,202)           710
   Deferred loss on derivatives, net .....          (214)          (214)           (429)           643           (214)
                                                 -------        -------         -------       --------       --------
   Comprehensive (loss) income ...........       $(4,682)       $   907         $ 2,375       $ (3,282)      $ (4,682)
                                                 =======        =======         =======       ========       ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

11.  Supplemental Guarantor Information - (Continued)

           Condensed Consolidating Statement of Operations (Unaudited)
                     Three Quarters Ended September 30, 2002
                                 (In thousands)


                                                             Combined       Combined
                                              Metallurg,    Guarantor     Non-Guarantor
                                                 Inc.      Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                              ----------   ------------   -------------   ------------   ------------
Total revenue .............................                     $83,384        $270,928       $(38,373)      $315,939
                                                                -------        --------       --------       --------
Operating costs and expenses:
   Cost of sales ..........................                      81,679         240,599        (40,373)       281,905
   Selling, general and administrative
     expenses .............................      $ 3,966          8,266          27,536              -         39,768
   Environmental expense recoveries .......            -         (3,000)              -              -         (3,000)
   Restructuring charges, net .............        1,089            371             891              -          2,351
                                                 -------        -------        --------       --------       --------
   Total operating costs and expenses .....        5,055         87,316         269,026        (40,373)       321,024
                                                 -------        -------        --------       --------       --------

   Operating (loss) income ................       (5,055)        (3,932)          1,902          2,000         (5,085)

Other income (expense):
   Other income, net ......................            -              -             181              -            181
   Interest (expense) income, net .........       (8,116)         1,252          (3,384)             -        (10,248)
   Equity in earnings of subsidiaries .....       10,037         10,303           1,358        (21,698)             -
                                                 -------        -------        --------       --------       --------
   (Loss) income before income tax
     provision (benefit) and minority
     interest..............................       (3,134)         7,623              57        (19,698)       (15,152)
Income tax provision (benefit) ............        2,594         (2,199)            211              -            606
                                                 -------        -------        --------       --------       --------
   (Loss) income before minority interest
     and discontinued operation............       (5,728)         9,822            (154)       (19,698)       (15,758)
Minority interest .........................            -              -             (46)             -            (46)
                                                 -------        -------        --------       --------       --------
   (Loss) income from continuing
     operations ...........................       (5,728)         9,822            (200)       (19,698)       (15,804)
Discontinued operation ....................            -              -          10,076              -         10,076
                                                 -------        -------        --------       --------       --------
   Net (loss) income ......................       (5,728)         9,822           9,876        (19,698)        (5,728)

Other comprehensive income (loss):
   Foreign currency translation adjustment         3,648          3,594           6,870        (10,464)         3,648
   Deferred loss on derivatives, net ......         (288)          (288)           (579)           867           (288)
                                                 -------        -------        --------       --------       --------
   Comprehensive (loss) income ............      $(2,368)       $13,128        $ 16,167       $(29,295)      $ (2,368)
                                                 =======        =======        ========       ========       ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

11.  Supplemental Guarantor Information - (Continued)

                Condensed Consolidating Balance Sheet (Unaudited)
                               September 30, 2002
                                 (In thousands)


                                                             Combined       Combined
                                              Metallurg,    Guarantor     Non-Guarantor
                                                 Inc.      Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                              ----------   ------------   -------------   ------------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents ............       $ 15,789       $    114        $ 20,671      $  (8,270)      $ 28,304
   Accounts and loans receivable, net ...         28,835         19,647          60,888        (48,667)        60,703
   Inventories ..........................              -         24,928          59,944         (1,214)        83,658
   Prepaid expenses and other current
     assets .............................            865          7,212          11,627         (6,010)        13,694
                                                --------       --------        --------      ---------       --------
       Total current assets .............         45,489         51,901         153,130        (64,161)       186,359
Investments - intergroup ................         83,074         18,331          53,424       (154,829)             -
Property, plant and equipment, net ......            616         22,600          54,727              -         77,943
Other assets ............................          5,988         59,240          58,320       (107,197)        16,351
                                                --------       --------        --------      ---------       --------
       Total ............................       $135,167       $152,072        $319,601      $(326,187)      $280,653
                                                ========       ========        ========      =========       ========

LIABILITIES AND
   SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt and current portion of
     long-term debt .....................                                      $ 13,372      $  (8,270)      $  5,102
   Accounts and loans payable ...........       $  3,928       $ 38,225          54,180        (48,667)        47,666
   Accrued expenses .....................          5,009          8,045          10,648              -         23,702
   Other current liabilities ............          5,028            982           2,423         (6,010)         2,423
                                                --------       --------        --------      ---------       --------
       Total current liabilities ........         13,965         47,252          80,623        (62,947)        78,893
                                                --------       --------        --------      ---------       --------
Long-term Liabilities:
   Long-term debt .......................        100,000              -          23,773              -        123,773
   Accrued pension liabilities ..........          2,145            289          45,579              -         48,013
   Environmental liabilities, net .......              -         24,510           2,336              -         26,846
   Other liabilities ....................         17,876              -          43,867        (60,364)         1,379
                                                --------       --------        --------      ---------       -------
       Total long-term liabilities ......        120,021         24,799         115,555        (60,364)       200,011
                                                --------       --------        --------      ---------       --------
       Total liabilities ................        133,986         72,051         196,178       (123,311)       278,904
                                                --------       --------        --------      ---------       --------

Minority Interest .......................              -              -             568              -            568
                                                --------       --------        --------      ---------       --------

Shareholder's Equity:
   Common stock .........................             50          1,227         120,935       (122,162)            50
   Due from parent company ..............        (19,714)             -               -              -        (19,714)
   Additional paid-in capital ...........         50,580        104,945           8,090       (113,035)        50,580
   Accumulated other comprehensive
     loss ...............................        (22,010)       (18,283)         (9,880)        28,163        (22,010)
   Retained (deficit) earnings ..........         (7,725)        (7,868)          3,710          4,158         (7,725)
                                                --------       --------        --------      ---------       --------
       Total shareholder's equity .......          1,181         80,021         122,855       (202,876)         1,181
                                                --------       --------        --------      ---------       --------
       Total ............................       $135,167       $152,072        $319,601      $(326,187)      $280,653
                                                ========       ========        ========      =========       ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

11.  Supplemental Guarantor Information - (Continued)

           Condensed Consolidating Statement of Cash Flows (Unaudited)
                     Three Quarters Ended September 30, 2002
                                 (In thousands)



                                                             Combined       Combined
                                              Metallurg,    Guarantor     Non-Guarantor
                                                 Inc.      Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                              ----------   ------------   -------------   ------------   ------------
Cash Flows from Operating Activities ....       $(10,906)       $ 5,120        $ 10,501                      $  4,715
                                                --------        -------        --------                      --------

Cash Flows from Investing Activities:
   Additions to property, plant and
     equipment ..........................            (13)        (5,070)        (10,219)                      (15,302)
   Net proceeds from sale of discontinued
     operation ..........................              -              -          13,643                        13,643
   Other, net ...........................             62              -            (284)                         (222)
                                                --------        -------        --------                      --------
        Net cash provided by (used in)
          investing activities ..........             49         (5,070)          3,140                        (1,881)
                                                --------        -------        --------                      --------

Cash Flows from Financing Activities:
   Intergroup borrowings (repayments) ...          4,921         (1,209)         (3,712)                            -
   Net repayment of long-term debt ......              -              -            (609)                         (609)
   Net repayment of short-term debt .....              -              -          (5,012)     $   3,356         (1,656)
   Dividends received (paid) ............          3,204              -          (3,204)             -              -
                                                --------        -------        --------      ---------       --------
        Net cash provided by (used in)
          financing activities...........          8,125         (1,209)        (12,537)         3,356         (2,265)
                                                --------        -------        --------      ---------       --------

Effects of exchange rate changes on cash
   and cash equivalents .................              -              -           1,916              -          1,916
                                                --------        -------        --------      ---------       --------

Net decrease (increase) in cash and cash
   equivalents ..........................         (2,732)        (1,159)          3,020          3,356          2,485

Cash and cash equivalents -
   beginning of period .................          18,521          1,273          17,651        (11,626)        25,819
                                                --------        -------        --------      ---------       --------
Cash and cash equivalents -
   end of period .......................        $ 15,789        $   114        $ 20,671      $  (8,270)      $ 28,304
                                                ========        =======        ========      =========       ========

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

      Western world* primary aluminum consumption fell by over 6% in 2001 and the downward trend continued in the first quarter of 2002. The demand for Metallurg's products for the aluminum industry fell commensurately. In the second and third quarters of 2002, the trend reversed and the stronger demand for Metallurg's products seen in the second quarter continued into the third quarter. However, further improvement in aluminum industry product volumes is not expected until 2003. Over the past year, Metallurg has rationalized its aluminum master alloy and grain refiner production to concentrate on its lowest cost melting, casting and finishing facilities in the U.K., Norway and Brazil.

      The aerospace sector saw its fortunes drop sharply after September 11th last year, and since then it has been affected by the difficult financial situation of much of the airline industry. This year has also seen the cancellation of many land-based turbine power generation projects in the U.S. These market developments led the producers of superalloys and titanium alloys to cut their production rates very sharply, particularly in the U.S., and thus reduce similarly their demand for Metallurg's chromium and niobium products and alloys for the titanium industry. We have sustained sales volumes of our chromium products by increasing sales of lower margin grades to non-superalloy users, but at the expense of reduced prices and margins.

      The U.S. steel industry operated at low production levels throughout most of 2001 and into 2002 but, with the imposition of protective duties in March 2002, production rates increased significantly. In the second quarter, we thus saw demand and pricing for our U.S. ferrovanadium production improve somewhat. In the third quarter, prices continued to strengthen but volumes fell slightly due to summer shutdowns; SMC's ferrovanadium plant operated for only two months during the third quarter. Steel production in the rest of the world was reasonably steady allowing further improvement in sales of ferrotitanium and normal grade low carbon ferrochrome. There are, however, signs of activity levels dropping somewhat, especially in Europe.

      Although market price and demand for tantalum declined in 2001, Metallurg had continued to benefit in the first quarter of 2002 from fixed price sales contracts that had been negotiated in late 2000 when prices were at their peak. Demand and consumption of tantalum has been extremely weak in 2002, and this has resulted in much lower volumes and prices for Metallurg's tantalum products as the year has progressed.

* Defined as the world, excluding the Commonwealth of Independent States (CIS), Eastern Europe and China.

      Metallurg has completed capital investments in the U.K. and is completing investments in the U.S. and Brazil aimed at reducing the cost of raw materials and expanding capacity for the production of certain specialty grade products. In Germany there is on-going investment to raise capacity, output and sales of various coatings and other specialty materials. Significant cost reduction programs were initiated in the second quarter. These programs progressed during the third quarter and will continue. The investments and cost saving measures have already begun to improve operating results though the full benefits will come in 2003.

Results of Operations - The Quarter Ended September 30, 2002 Compared to the Quarter Ended September 30, 2001

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


                                                                                               Intersegment  Consolidated
                             Shieldalloy    LSM       GfE        EWW        CIF       Other    Eliminations     Totals
                             ----------- --------- ---------- ---------- ---------  ---------  ------------- ---------------
 Quarter Ended
     September 30, 2002
Total revenue..............     $22,323   $44,683    $17,308     $7,473    $8,416    $33,695       $(25,319)      $108,579
Gross profit...............         616     4,014      2,645       (182)    1,102      3,687            615         12,497
SG&A.......................       2,141     2,605      3,504        437       368      3,496              -         12,551
Restructuring charges......          98       678          -          -         -        214              -            990
Operating (loss) income....      (1,623)      731       (859)      (619)      734        (23)           615         (1,044)
Interest (expense)
   income, net.............        (115)     (425)       (58)        25      (237)    (2,728)             -         (3,538)
Income tax (benefit)
   provision...............      (1,369)      110         35       (195)        -      2,030              -            611
Net (loss) income..........        (369)      175       (940)      (399)      497     (2,419)        (1,723)        (5,178)

 Quarter Ended
     September 30, 2001
Total revenue..............     $25,810   $45,015    $16,334     $8,355   $10,632    $37,756       $(31,667)      $112,235
Gross profit...............       1,527     2,405      2,297        345     2,282      7,042           (576)        15,322
SG&A.......................       2,362     2,664      2,599        416       429      3,987           (363)        12,094
Operating (loss) income....        (835)     (259)      (302)       (71)    1,853      3,055           (213)         3,228
Interest (expense)
   income, net.............         (69)     (479)      (163)        54      (182)    (2,522)             -         (3,361)
Income tax (benefit)
   provision ..............        (323)     (157)       185        (34)      734       (486)             -            (81)
Income from discontinued
   operation...............           -         -        115          -         -          -              -            115
Net (loss) income..........        (581)     (557)      (524)        17       937      3,421         (2,623)            90


Total Revenue

      Consolidated total revenue decreased by $3.7 million (3%) in the third quarter of 2002 as compared to the third quarter of 2001. Shieldalloy revenue was $3.5 million (14%) below the third quarter of 2001, due primarily to decreased sales volume of chrome products. LSM revenue was $0.3 million (1%) below the third quarter of 2001, due primarily to decreased sales volume and selling prices of chromium metal offset by improved sales volume of aluminum products and ferrotitanium. GfE revenue was $1.0 million (6%) above the third quarter of 2001, due primarily to increased sales volume and selling prices of specialty coating materials and increased sales volume of nickel and ferro alloys sourced from third parties. EWW revenue was $0.9 million (11%) below the third quarter of 2001, due to decreased sales volume of ferrochrome. CIF revenue was $2.2 million (21%) below the third quarter of 2001, due primarily to decreased selling prices of tantalum products partly offset by increased sales volume of aluminum products. Decreased revenue from distribution activities included in "Other" above was primarily the result of decreased volume and selling prices of tantalum-containing products.

Gross Profit

      Gross profit decreased to $12.5 million (11.5% of total revenue) in the quarter ended September 30, 2002 from $15.3 million (13.7% of total revenue) in the quarter ended September 30, 2001, a decrease of $2.8 million (18%). Shieldalloy gross profit was $0.9 million (60%) below the third quarter of 2001, due primarily to decreased sales volume of ferrochrome and ferrovanadium. LSM gross profit was $1.6 million (67%) above the third quarter of 2001, due primarily to increased sales volume of aluminum products and ferrotitanium. GfE gross profit was $0.3 million (15%) above the third quarter of 2001, due primarily to increased sales volume of nickel and ferro alloys sourced from third parties. EWW gross profit was $0.5 million (153%) below the third quarter of 2001, due primarily to decreased sales volume of ferrochrome. CIF gross profit was $1.2 million (52%) below the third quarter of 2001, due primarily to decreased selling prices of tantalum products. Decreased gross profit from distribution activities included in "Other" above was primarily the result of decreased volume and selling prices of tantalum-containing products.

Selling, General and Administrative Expenses ("SG&A")

      SG&A increased to $12.6 million in the quarter ended September 30, 2002 from $12.1 million in the quarter ended September 30, 2001, an increase of $0.5 million (4%). For the quarter ended September 30, 2002, SG&A represented 11.6% of total revenue compared to 10.8% for the quarter ended September 30, 2001. Start-up and other costs at a new GfE subsidiary that manufactures and sells titanium coated medical products were partially offset by cost savings beginning to come through as a result of Metallurg's recent restructuring program.

Restructuring Charges

      During the third quarter of 2002, Metallurg continued a restructuring program, initiated in the second quarter, intended to reduce the cost structure at corporate headquarters, Shieldalloy and LSM. The restructuring plan includes the discontinuation of certain production activities, the termination of employees and the write-down of redundant plant and equipment. As a result of the restructuring and other cost reduction activities, Metallurg currently expects to generate cost savings of approximately $8 million annually in future periods. A charge of $990,000 was incurred in the third quarter, all of which was for severance costs of terminated employees.

      At corporate headquarters, Metallurg, Inc.'s restructuring charge of $214,000 in the third quarter of 2002 was for severance costs of five administrative employees. None of this amount had been paid as of September 30, 2002. During the third quarter, SMC's restructuring charge of $98,000 was for the termination of one executive. None of this amount had been paid as of September 30, 2002. In the third quarter, LSM incurred a restructuring charge of 'L'452,000 ($678,000) for severance costs of seven production employees and 11 administrative employees who were terminated during the third quarter. The entire amount had been paid as of September 30, 2002.

      See "Note 7. Restructuring" to Metallurg's Consolidated Financial Statements.

Operating Income

      There was an operating loss of $1.0 million in the quarter ended September 30, 2002 compared to operating income of $3.2 million in the quarter ended September 30, 2001, due primarily to the decrease in gross profit and the restructuring, discussed above.

Interest Expense, Net

      Interest expense, net, is as follows (in thousands):


                                                          Quarters Ended
                                                           September 30,
                                                  --------------------------------
                                                       2002             2001
                                                  ---------------  ---------------
  Interest income .............................            $ 262            $ 369
  Interest expense ............................           (3,800)          (3,730)
                                                         -------          -------
     Interest expense, net.....................          $(3,538)         $(3,361)
                                                         =======          =======

Income Tax Provision (Benefit), Net

      Income tax provision (benefit), net, is as follows (in thousands):


                                                          Quarters Ended
                                                           September 30,
                                                  --------------------------------
                                                       2002             2001
                                                  ---------------  ---------------
  Total current ...............................             $539            $(335)
  Total deferred ..............................               72              254
                                                            ----             ----
     Income tax provision (benefit), net.......             $611             $(81)
                                                            ====             ====

      The difference between the statutory federal income tax rate and Metallurg's effective rate for the quarter ended September 30, 2002 is principally due to losses in certain jurisdictions for which the related deferred tax assets were offset by valuation allowances.

Net (Loss) Income

      Net loss was $5.2 million in the quarter ended September 30, 2002 compared to net income of $0.1 million for the quarter ended September 30, 2001. The loss is due primarily to the decrease in operating income discussed above.

Results of Operations - The Three Quarters Ended September 30, 2002 Compared to the Three Quarters Ended September 30, 2001

                                                                                               Intersegment  Consolidated
                             Shieldalloy    LSM       GfE        EWW        CIF       Other    Eliminations     Totals
                             ----------- --------- ---------- ---------- ---------- ---------- ------------- ---------------
Three Quarters Ended
    September 30, 2002
Total revenue..............     $69,618  $118,583    $54,977    $21,603    $25,106   $100,899      $(74,847)      $315,939
Gross profit...............         (18)    9,335      8,178        247      2,875     11,417         2,000         34,034
SG&A.......................       7,503     9,102      9,895      1,293      1,257     10,718             -         39,768
Environmental expense
   recoveries..............      (3,000)        -          -          -          -          -             -         (3,000)
Restructuring charges,
   net.....................         371     1,028          -       (137)         -      1,089             -          2,351
Operating (loss) income....      (4,892)     (795)    (1,717)      (909)     1,618       (390)        2,000         (5,085)
Interest (expense)
   income, net.............        (278)   (1,132)      (192)       103       (525)    (8,224)            -        (10,248)
Income tax (benefit)
   provision...............      (3,066)     (481)        95       (312)        47      4,323             -            606
Gain on disposition of
   discontinued operation..           -         -     10,076          -          -          -             -         10,076
Net (loss) income..........      (2,104)   (1,427)     8,107       (494)     1,046      8,842       (19,698)        (5,728)



                                                                                               Intersegment  Consolidated
                             Shieldalloy   LSM        GfE        EWW        CIF       Other    Eliminations     Totals
                             ----------- --------- ---------- ---------- ---------- ---------- ------------- --------------
 Three Quarters Ended
     September 30, 2001
Total revenue..............     $79,427  $135,147    $64,683    $29,087    $30,370   $133,567      $(97,174)      $375,107
Gross profit...............       4,299    10,803     10,883      4,771      6,479     21,301        (1,918)        56,618
SG&A.......................       7,139     8,367      8,683      1,423      1,359     11,792          (720)        38,043
Environmental expense
   recoveries..............        (600)        -          -          -          -          -             -           (600)
Operating (loss) income....      (2,240)    2,436      2,200      3,348      5,120      9,509        (1,198)        19,175
Interest (expense)
   income, net.............         (93)   (1,230)      (642)       152       (519)    (7,315)            -         (9,647)
Income tax (benefit)
   provision...............        (637)      549        970      1,305      1,235      1,464             -          4,886
Income from discontinued
   operation...............           -         -        373          -          -          -             -            373
Net (loss) income..........      (1,696)      759      1,022      2,195      3,366     19,255       (19,675)         5,226

Total Revenue


      Consolidated total revenue decreased by $59.2 million (16%) in the first three quarters of 2002 as compared to the first three quarters of 2001. Shieldalloy revenue was $9.8 million (12%) below the first three quarters of 2001, due primarily to decreased sales volume and selling prices of vanadium and chrome products. LSM revenue was $16.6 million (12%) below the first three quarters of 2001, due primarily to decreased selling prices of aluminum products and decreased sales volume and selling prices of chromium metal. GfE revenue was $9.7 million (15%) below the first three quarters of 2001, due primarily to decreased sales volume and selling prices of specialty coating materials and alloys for the titanium industry. EWW revenue was $7.5 million (26%) below the first three quarters of 2001, due to decreased sales volume and prices of ferrochrome. EWW's 2001 sales also included one-time sales of tantalum-containing products. CIF revenue was $5.3 million (17%) below the first three quarters of 2001, due primarily to decreased selling prices of tantalum products partly offset by increased sales volumes of aluminum products. Decreased revenue from distribution activities included in "Other" above was primarily the result of decreased volume and selling prices of tantalum-containing products.

Gross Profit

      Gross profit decreased to $34.0 million (10.8% of total revenue) in the three quarters ended September 30, 2002 from $56.6 million (15.1% of total revenue) in the three quarters ended September 30, 2001, a decrease of $22.6 million (40%). Shieldalloy gross profit was $4.3 million (100%) below the first three quarters of 2001, due primarily to decreased sales volume and selling prices of vanadium and chrome products. LSM gross profit was $1.5 million (14%) below the first three quarters of 2001, due primarily to decreased sales volume and selling prices of chromium metal. GfE gross profit was $2.7 million (25%) below the first three quarters of 2001, due primarily to decreased sales volume and selling prices of specialty coating materials and alloys for the titanium industry. EWW gross profit was $4.5 million (95%) below the first three quarters of 2001, due primarily to decreased sales volume of ferrochrome, but the 2001 gross profit also included one-time sales of tantalum-containing products. CIF gross profit was $3.6 million (56%) below the first three quarters of 2001, due primarily to decreased selling prices of tantalum products. Decreased gross profit from distribution activities included in "Other" above was primarily the result of decreased volume and selling prices of tantalum-containing products.

Selling, General and Administrative Expenses

      SG&A increased to $39.8 million in the three quarters ended September 30, 2002 from $38.0 million in the three quarters ended September 30, 2001, an increase of $1.7 million (5%). For the three quarters ended September 30, 2002, SG&A represented 12.6% of total revenue compared to 10.1% for the three quarters ended September 30, 2001. The increase was due primarily to an increase in pension expense at LSM, bad debt expense resulting from bankruptcy filings by three customers and start-up and other costs at GfE's new medical products subsidiary, offset by cost savings beginning to come through as a result of Metallurg's recent restructuring program.

Restructuring Charges, Net

      During the second and third quarters of 2002, Metallurg carried out a restructuring program intended to reduce the cost structure at corporate headquarters, Shieldalloy and LSM. The restructuring plan includes the discontinuation of certain production activities, the termination of employees and the write-down of redundant plant and equipment. As a result of the restructuring and other cost reduction activities, Metallurg currently expects to generate cost savings of approximately $8 million annually in future periods. Details of the restructuring charge are as follows (in thousands):


                                                                                   Utilized                 Balance at
                                                          Original        ----------------------------    September 30,
                                                           Charge            Cash          Non-cash            2002
                                                         ------------     ------------    ------------    ---------------
Severance and other employee costs....................        $2,385           $1,406                               $979
Write-down of plant and equipment.....................           103                -            $103                  -
                                                              ------           ------            ----               ----
      Total...........................................        $2,488           $1,406            $103               $979
                                                              ======           ======            ====               ====


      At corporate headquarters, Metallurg, Inc.'s restructuring charge of $875,000 in the second quarter was for severance costs of three corporate executives who were terminated at the end of the second quarter of 2002. Under the terms of their employment and severance agreements, the severance will be paid over a period of up to 18 months. Of this amount, $224,000 was paid as of September 30, 2002. In the third quarter, a further charge of $214,000 was incurred for severance costs of five administrative employees. None of this amount had been paid as of September 30, 2002.

      In the second quarter, SMC's restructuring charge of $273,000 included $170,000 for severance costs of 16 production employees and six administrative employees, of which $154,000 had been paid by September 30, 2002. Twenty-one employees were terminated in the second quarter and one in the third quarter. The remaining $103,000 was for the write-down of property and equipment no longer used in operations. During the third quarter, an additional charge of $98,000 was incurred for the termination of one executive. None of this amount had been paid as of September 30, 2002.

      In the second quarter, LSM expensed, and paid in full, a restructuring charge of 'L'242,000 ($350,000) for severance costs of 11 production employees who were terminated during the second quarter. In the third quarter, LSM expensed, and paid in full, a restructuring charge of 'L'452,000 ($678,000) for severance costs of seven production employees and 11 administrative employees who were terminated during the third quarter.

      The restructuring charge of $2,351,000 in the three quarters ended September 30, 2002 is net of the reversal of the remaining balance of $137,000 on an earlier accrual following the completion of a restructuring program at EWW.

      See "Note 7. Restructuring" to Metallurg's Consolidated Financial Statements.

Operating Income

      There was an operating loss of $5.1 million in the three quarters ended September 30, 2002 compared to an operating income of $19.2 million in the three quarters ended September 30, 2001, due primarily to the decrease in gross profit and the restructuring, discussed above. In addition, Shieldalloy recognized an environmental expense recovery of $3.0 million and $0.6 million in the three quarters ended September 30, 2002 and 2001, respectively, upon settlements with insurance companies relating to coverage for certain environmental claims.

Interest Expense, Net

      Interest expense, net, is as follows (in thousands):


                                                            Three Quarters Ended
                                                                September 30,
                                                          ------------------------
                                                           2002             2001
                                                          -------          -------
  Interest income .............................          $    853         $  1,397
  Interest expense ............................           (11,101)         (11,044)
                                                          -------          -------
     Interest expense, net.....................          $(10,248)        $ (9,647)
                                                         ========         ========

Income Tax Provision, Net

      Income tax provision, net, is as follows (in thousands):


                                                             Three Quarters Ended
                                                                  September 30,
                                                            -----------------------
                                                             2002             2001
                                                            ------           ------
  Total current ..............................              $ 990           $2,535
  Total deferred .............................               (384)           2,351
                                                             ----           ------
     Income tax provision, net................               $606           $4,886
                                                             ====           ======



      The difference between the statutory federal income tax rate and Metallurg's effective rate for the three quarters ended September 30, 2002 is principally due to: (i) a tax-free capital gain realized on the sale of GfE's prosthetics company in January 2002; and (ii) losses in certain jurisdictions for which the related deferred tax assets were offset by valuation allowances.

Net (Loss) Income

      Net loss was $5.7 million in the three quarters ended September 30, 2002 compared to net income of $5.2 million for the three quarters ended September 30, 2001. The decrease in 2002 operating income was partly offset by a net gain of $10.1 million on the sale of GfE's prosthetics company in January 2002.

Liquidity and Financial Resources

General

      Metallurg's sources of liquidity include cash and cash equivalents, cash from operations and amounts available under credit facilities. At September 30, 2002, Metallurg had $28.3 million in cash and cash equivalents and working capital of $107.5 million as compared to $25.8 million and $119.1 million, respectively, at December 31, 2001.

      Cash Flows from Operating Activities - Net cash provided by operating activities was $4.7 million for the three quarters ended September 30, 2002, compared to $5.1 million in the three quarters ended September 30, 2001. In 2002, a net loss, adjusted for the gain on the sale of GfE's prosthetics company and depreciation and other non-cash items, was more than offset by a decrease in working capital. In 2001, net income, adjusted for non-cash items, was offset by cash used to fund increases in working capital items.

      Cash Flows from Investing Activities - Net cash used in investing activities was $1.9 million for the three quarters ended September 30, 2002, compared to $12.9 million for the three quarters ended September 30, 2001. The 2002 cash flows included the receipt of $13.6 million in net proceeds upon the sale of GfE's prosthetics company in January 2002. In addition, cash flows for capital expenditures totaled $15.3 million in 2002 compared to $11.9 million in 2001.

      Cash Flows from Financing Activities - Net cash used in financing activities was $2.3 million for the three quarters ended September 30, 2002, compared to cash provided by financing activities of $3.5 million in the three quarters ended September 30, 2001. Cash flows in 2001 reflect primarily long-term borrowings by LSM for financing of its working capital.

Credit Facilities and Other Financing Arrangements

      Metallurg has a credit facility with certain financial institutions led by Fleet National Bank as agent (the "Revolving Credit Facility") which provides Metallurg, Inc., Shieldalloy and certain of their subsidiaries (the "Borrowers") with up to $50.0 million of financing resources. Interest is charged at a rate per annum equal to (i) LIBOR plus 2.0% - 2.5% or (ii) Prime, plus up to 1%, based on the performance of Metallurg, Inc. and certain of its subsidiaries (the "North American Group" as defined in the Revolving Credit Facility). The Revolving Credit Facility permits borrowings of up to $50.0 million for working capital requirements and general corporate purposes, up to $35.0 million of which may be used for letters of credit. The Revolving Credit Facility prohibits Metallurg, Inc. from making dividends prior to 2004 and requires the Borrowers and certain subsidiaries to comply with various covenants, including the maintenance of minimum liquidity, as defined in the agreement, at a $10.0 million level. Liquidity, as defined, was $14.3 million at September 30, 2002. The total amount the Borrowers may borrow at any time is limited to a borrowing base calculation that is based on eligible accounts receivable, inventory and certain fixed assets. At September 30, 2002, there were no borrowings under this facility; however, outstanding letters of credit totaled $21.5 million. The Borrowers had unused borrowing capacity of $4.7 million under this facility.

      LSM has overdraft facilities with Barclays and HSBC that currently provide LSM with up to 'L'7.5 million ($11.8 million) of borrowings, up to 'L'43.3 million ($67.9 million) notional amount of foreign exchange contracts and options and 'L'4.0 million ($6.3 million) for other ancillary banking arrangements, including bank guarantees. Borrowings under these facilities are unsecured and payable on demand. Outstanding loans under these facilities currently bear interest at a rate of 1.0% over the lender's base rate. At September 30, 2002, there were no amounts outstanding under these overdraft facilities.

      LSM also has four revolving term loan facilities with Barclays and HSBC that provide for borrowings up to 'L'12.0 million ($18.8 million), all of which were outstanding at September 30, 2002. Interest is currently charged at a rate per annum of LIBOR plus 0.8% - 1.75%. Two of the facilities expire during the second quarter of 2004 while the other two expire during the second quarter of 2006. These term loan facilities are unsecured and require LSM to comply with various covenants, including the maintenance of minimum net worth and interest coverage.

      Following a decline in operating results, LSM obtained a waiver from Barclays regarding the required minimum interest coverage ratio covenant for the period ended December 31, 2001. In August 2002, the agreement was amended to modify this covenant and other terms. Compliance with the amended interest coverage ratio covenant will next be measured at December 31, 2002 and will be based on the results for the six months ended December 31, 2002. As a result of the amendment, the annual interest rate on the two revolving term loan facilities was increased to LIBOR plus 1.75%. Also as a result of the amendment, LSM's overdraft facility with Barclays was reduced by 'L'1.0 million ($1.6 million).

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

      Several of Metallurg's other foreign subsidiaries have term loans and credit facility arrangements with local banking institutions to provide funds for working capital, capital expenditures and general corporate purposes. These local credit facilities contain restrictions that vary from company to company. At September 30, 2002, these facilities totaled $14.1 million, of which $4.1 million of loans were outstanding.

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

Capital Expenditures

      Metallurg invested $15.3 million in capital expenditures during the first three quarters of 2002. Capital expenditures are expected to total about $10 million over the next five quarters. Although Metallurg has projected these items in 2002 and 2003, Metallurg has not committed purchases to vendors for all of these projects, as some projects remain contingent on final approvals and other conditions and the actual timing of expenditures may extend into 2004. Metallurg believes that these projects will be funded through existing and future internally generated cash and credit lines.

Environmental Remediation Costs

      Losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. During the first three quarters of 2002, Metallurg expended $2.3 million for environmental remediation.

      In 1997, Shieldalloy entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, Shieldalloy has agreed to perform environmental remediation that, as of September 30, 2002, had an accrual of $28.9 million for the remaining estimated cost of completion. Of this amount, $1.0 million is expected to be expended in the last quarter of 2002, $3.0 million in 2003 and $4.0 million in 2004. In addition, Metallurg estimates it will make expenditures of $1.5 million with respect to environmental remediation at its foreign facilities through 2004. These amounts have been accrued for in prior years and are reflected in Metallurg's balance sheet.

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

                        ITEM 4 - CONTROLS AND PROCEDURES

      Within the 90 days prior to the date of this report, Metallurg carried out an evaluation, under the supervision of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Metallurg's disclosure controls and procedures are effective in timely alerting them to material information relating to Metallurg (including its consolidated subsidiaries) required to be included in its Exchange Act filings.

      There have been no significant changes in Metallurg's internal controls or in other factors that could significantly affect internal controls subsequent to the date that Metallurg carried out its evaluation.

PART II - OTHER INFORMATION

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         None

     (b) REPORTS ON FORM 8-K

         None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 13, 2002 on its behalf by the undersigned thereunto duly authorized.




                             METALLURG, INC.
                             By:     /s/ Barry C. Nuss
                                ----------------------------
                             Barry C. Nuss
                             Vice President, Finance and Chief Financial Officer

                            OFFICERS' CERTIFICATIONS

I, Heinz C. Schimmelbusch, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Metallurg, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                    /s/ Heinz C. Schimmelbusch
                              -----------------------------------
                              Heinz C. Schimmelbusch
                              Chief Executive Officer

I, Barry C. Nuss, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Metallurg, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                 /s/ Barry C. Nuss
                         -----------------------------------
                         Barry C. Nuss
                         Vice President, Finance and Chief Financial Officer

                            STATEMENT OF DIFFERENCES
                            ------------------------

The British pound sterling sign shall be expressed as ......................'L'