Form 10-K
period 2002-12-31
METALLURG INC
filed 2003-03-27
CIK 1030992

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002

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

      Shares outstanding at June 30, 2002 and at March 27, 2003: 5,000,000 shares of common stock, par value $.01 per share.

                       Documents Incorporated By Reference

                                      None.

                                     PART I

Items 1 and 2. Business and Properties.

      The following discussion should be read in conjunction with Metallurg's Consolidated Financial Statements and the related notes thereto included elsewhere in this report.

Overview

      Metallurg, Inc., a Delaware corporation, together with its majority-owned subsidiaries (collectively, "Metallurg") is a leading international producer and seller of high-quality specialty metals, alloys and metallic chemicals which are essential to the production of high-performance aluminum and titanium alloys, superalloys, steel and certain non-metallic materials for various applications in the aerospace, power supply, automotive, petrochemical processing and telecommunications industries. Metallurg sells over 100 different products to over 2,500 customers worldwide (primarily in North America and Europe).

      The Metallurg group was founded in 1911 with the construction of a vanadium alloy and chemical producing plant in Nuremberg, Germany. Metallurg began mining chrome ore in 1916 and constructed a ferrochrome manufacturing plant in Weisweiler, Germany in 1917. In subsequent years, Metallurg's customer base grew throughout Europe and, in 1938, Metallurg added its first subsidiary in the U.K. During the 1950's, Metallurg began operations in the U.S. and, during the 1980's, added production operations in Brazil. Metallurg established a worldwide sales network that sold products manufactured by Metallurg as well as products manufactured by third parties. Metallurg, Inc. was incorporated as a New York holding company in 1947 and reincorporated as a Delaware corporation in 1997.

      In January 2002, Metallurg's Nuremberg, Germany manufacturing subsidiary, GfE Gesellschaft fur Elektrometallurgie mbH ("GfE") sold its prosthetics company based in Morsdorf, Germany. In December 2002, Metallurg sold all of its ownership interests in GfE, as well as several sales offices in Europe, to companies affiliated with Metallurg's controlling shareholder. As a result of the December 2002 transactions, Metallurg has restated all financial information included in this report in order to exclude the financial results of the companies sold and to reflect the new reporting entity for all periods presented. See "Note 2. Change in Reporting Entity" to Metallurg's Consolidated Financial Statements.

      Metallurg operates in one significant industry segment, the manufacture and sale of performance-enhancing additives mainly for the metallurgical industry. Metallurg is organized around its major production facilities in the U.K., the U.S., Brazil and Germany. In addition to its own products, Metallurg distributes products manufactured by third parties. The table below sets forth, for the periods indicated, information concerning revenue from Metallurg's four reportable segments, as described below:

                               Revenue by Segment
                                  (In millions)

                                               Year Ended December 31,
                                       ---------------------------------------
                                        2002            2001            2000
                                       -------         -------         -------
      Segments (a)
      LSM ........................     $ 161.0         $ 173.2         $ 180.6
      SMC ........................        92.1           104.1           118.9
      CIF ........................        32.9            39.4            29.0
      EWW ........................        31.7            35.9            36.6
      Other ......................        88.3           119.9           125.6
      Intersegment eliminations ..       (61.0)          (78.4)          (71.5)
                                       -------         -------         -------
          Total revenue ..........     $ 345.0         $ 394.1         $ 419.2
                                       =======         =======         =======

----------
(a) GfE, which was sold in December 2002, was previously a reportable segment. Revenue of the European sales offices, also sold in December 2002, was previously included in "Other". See "Note 2. Change in Reporting Entity" to Metallurg's Consolidated Financial Statements.

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

      Shieldalloy Metallurgical Corporation ("SMC") - This unit is comprised of two production facilities in the U.S. The Ohio plant manufactures and sells ferrovanadium and vanadium-based chemicals used mostly in the steel and petrochemical industries. The New Jersey plant currently manufactures and sells alloying tablets for the aluminum industry and metal powders for the welding industry. In the second quarter of 2001, Metallurg rationalized its aluminum master alloy and grain refiner production. Production of these products ceased at SMC's New Jersey plant and is now concentrated at LSM's and CIF's facilities in the U.K., Norway and Brazil.

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

      Elektrowerk Weisweiler GmbH ("EWW") - This production unit, located in Germany, produces various grades of low carbon ferrochrome used in the superalloy, welding and steel industries.

      In addition to their manufacturing operations, LSM and SMC import and distribute complementary products manufactured by affiliates and third parties.

      Corporate-related items and results of subsidiaries not meeting the quantitative thresholds prescribed by applicable accounting rules for determining reportable segments are included in "Other". Metallurg does not allocate general corporate overhead expenses to operating segments.

Products and Markets

      For the year ended December 31, 2002, approximately 32% of Metallurg's sales were made to the aluminum industry, 29% were made to the iron and steel industry, 14% were made to the superalloy and titanium alloy industries and the remaining 25% were made to other industries, none of which was individually significant for reporting purposes. No single customer accounted for more than 10% of Metallurg's sales for the year ended December 31, 2002.

      Based on customer location, for the year ended December 31, 2002, approximately 37% of Metallurg's sales were made in Europe, 35% in North America, 13% in Africa, 10% in Asia and 5% in South America.

      The following table sets forth the revenue of product groups most significant to Metallurg's operations:

                           Significant Product Groups
                             (Dollars in millions)

                                                            Year Ended December 31,
                                  ---------------------------------------------------------------------------
                                           2002                       2001                        2000
                                  ---------------------      ---------------------       --------------------
                                  Revenue           %        Revenue           %         Revenue          %
                                  -------        ------      -------        ------       -------       ------
      Name of Product Group
      Aluminum .................   $132.1          38.3       $133.2          33.8       $127.8          30.5
      Chromium .................     67.6          19.6         78.1          19.8         69.9          16.7
      Niobium ..................     21.1           6.1         29.8           7.6         30.8           7.3
      Titanium .................     17.0           4.9         16.8           4.3         13.7           3.3
      Vanadium .................     16.7           4.8         17.1           4.3         23.2           5.5
      Powders ..................     16.4           4.8         13.2           3.4         11.8           2.8
      Tantalum .................     13.9           4.0         48.6          12.3         41.3           9.9
                                   ------        ------       ------        ------       ------        ------
                                    284.8          82.5        336.8          85.5        318.5          76.0
      Other ....................     60.2          17.5         57.3          14.5        100.7          24.0
                                   ------        ------       ------        ------       ------        ------
           Total revenue .......   $345.0         100.0       $394.1         100.0       $419.2         100.0
                                   ======        ======       ======        ======       ======        ======

      Aluminum Industry; Aluminum Master Alloys and Compacted Products - Metallurg manufactures a series of aluminum-based alloys and compacted additives supplied to the aluminum industry to enhance productivity in aluminum plants and to introduce various specific properties into aluminum products for use in many sectors, including automotive and transport, aerospace, power transmission, construction and consumer durables. Metallurg sells to major aluminum producers throughout the world, including Alcan Aluminium Limited, Alcoa Inc., Pechiney S.A., Norsk Hydro ASA, Rio Tinto plc and Sumitomo Corporation. The aluminum industry is cyclical. Consumption of aluminum products fluctuates with demand from the industry sectors listed above, as well as competition between aluminum and other metals and materials, such as plastics and glass.

      Superalloy and Titanium Alloy Industries; Specialty Metals and Alloys - Metallurg manufactures and sells a series of specialty metals and alloys which are essential to achieving elevated temperature strength and oxidation resistance in nickel-based superalloys and titanium alloys for aerospace, power generation, and oil and petrochemical applications. Its principal products include various chromium-based materials, niobium and vanadium alloys. Metallurg's customers include Allegheny Technologies Incorporated, Carpenter Technology Corporation, Titanium Metals Corporation, RTI International Metals and the Eramet Group. The superalloy and titanium alloy industries are cyclical. Consumption of these products fluctuates with demand from the aerospace, power generation, oil field and petrochemical sectors.

      Iron and Steel Industry; Specialty Ferroalloys - Metallurg manufactures and sells specialty ferroalloys for use in the iron and steel industry. Metallurg's principal specialty ferroalloy products are ferrovanadium, standard grades of low carbon ferrochrome and ferrotitanium. It also markets ferroboron, ferrosilicon, ferromanganese, ferrochrome and ferroniobium produced by others. These products are used by iron and steel producers to increase temperature and corrosion resistance and improve mechanical properties and strength-to-weight ratios. Ferroalloys are essential additives to many iron and steel products used in a wide variety of industries, such as the aerospace, automotive, energy and construction industries. Metallurg's iron and steel industry customers include Affival, Inc., Ametek, Inc., Corus Group plc, Nucor Corporation, Steel Dynamics, Inc., ThyssenKrupp Steel AG and United States Steel Corporation. The iron and steel industry is cyclical, with iron and steel consumption depending greatly on demand for durable goods, such as automobiles, construction materials, machinery, appliances and miscellaneous manufactured products.

      Other Industries and Products - In addition to the product lines described above, Metallurg manufactures and distributes a number of products used outside of the aluminum, superalloy, titanium alloy and steel industries. These products include tantalum and coating materials which are sold to electronics, telecommunications and tool manufacturers; vanadium chemicals for use in the synthetic rubber and ceramics industries; polishing powders used by the glass polishing industry; and metal powders used in the manufacture of rocket fuel, automotive paints, and chemical and metallurgical products. These products generally are higher-margin and technically sophisticated.

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

      Foreign Operations and Currency Fluctuations - Metallurg has substantial operations outside the U.S. At December 31, 2002, Metallurg's operations located outside the U.S. represented approximately 63% (based on book values) of Metallurg's assets. Approximately 85% of Metallurg's employees were outside the U.S. Foreign operations are subject to certain risks that can materially affect the sales, profits, cash flows and financial position of Metallurg, including taxes on distributions or deemed distributions to Metallurg, Inc. or any U.S. subsidiary, currency exchange rate fluctuations, limitations on repatriation of funds, maintenance of minimum capital requirements, and import and export controls. In general, Metallurg's cost of sales for products manufactured in certain foreign locations can be impacted by changes in the rate of exchange of the respective local currencies of those locations relative to the U.S. dollar and other currencies in which it sells. While Metallurg engages in hedging transactions to reduce certain of the risks of currency rate fluctuations, there can be no assurances regarding the overall effectiveness or adequacy of Metallurg's hedging activities.

      Foreign Sales - Sales by Metallurg's domestic operations to foreign customers totaled $8.9 million, $23.8 million and $16.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Manufacturing Processes

      Metallurg's manufacturing processes involve melting, refining, casting, crushing, sizing, blending and packaging operations, which vary from product to product. For example, in the manufacture of low carbon ferrochrome, EWW consumes raw materials including chrome ore, predominantly from Metallurg's Turkish mines, and silicochrome. The raw materials are melted and reductants are added to refine the chemistry of the production batch. The batch is poured into casting molds to form ingots, which are cooled and then crushed, sized, blended and packaged. The manufacture of ferrovanadium at SMC's Cambridge, Ohio plant follows an analogous process of melting, casting and crushing, except that vanadium-containing raw materials are used. In general, the manufacture of aluminum master alloys also follows similar principles using aluminum and other additives; however, these master alloys are generally cast as small ingots or processed to a solid rod form for delivery to the customer. The manufacture of briquettes and tablets involves the grinding and blending of raw materials, the compression of these materials into a compacted form and packaging for delivery to the customer. More sophisticated production routes are used for highly specialized products, which can require chemical processing or the use of a variety of other equipment.

Facilities and Operations

      Metallurg owns all of the facilities listed below.

      Production Facilities - The following table sets forth, for each of Metallurg's producing subsidiaries, the location of its facilities and the key products manufactured by such subsidiary:

Manufacturing Subsidiary                   Location                                   Key Products
------------------------                   --------                                   ------------
LSM......................................  Rotherham, U.K. (Plant)                    Aluminum Alloying Tablets
                                                                                      Aluminum Master Alloys
                                                                                      Chromium Metal
                                                                                      Ferroboron
                                                                                      Ferrotitanium
                                                                                      Glass Polishing Powders
                                                                                      Metal Powders
                                                                                      Nickel Boron
                                           Holyhead, U.K. (Plant)                     Atomized Aluminum Powder
                                           Minworth, U.K. (Plant)                     Granulated Aluminum
                                           Rjukan, Norway (Plant)                     Aluminum Master Alloys

SMC......................................  Cambridge, Ohio (Plant)                    Ferrovanadium
                                                                                      Vanadium Chemicals
                                           Newfield, New Jersey (Plant)               Aluminum Alloying Tablets and Briquettes
                                                                                      Metal Powders

CIF......................................  Sao Joao del Rei, Brazil (Plant)           Aluminum Alloying Tablets
                                                                                      Aluminum Master Alloys
                                                                                      Niobium Oxide
                                                                                      Tantalum Oxide
                                           Nazareno, Brazil (Mine)                    Tantalum and Niobium Ore

EWW......................................  Eschweiler-Weisweiler, Germany (Plant)     Low Carbon Ferrochrome

Turk Maadin Sirketi A.S..................  Kavak, Tavas and Gocek, Turkey (Mines)     Chrome Ore

      Sales Offices - Metallurg has sales personnel at its production facilities and at its separate representative offices in the following countries: Brazil, Canada, Japan, Mexico, South Africa and the U.S.

Raw Materials

      Metallurg produces a wide variety of products for sale to a number of different metals industries and there is no single raw material that makes up the basis of Metallurg's entire production.

      Metallurg's Turkish subsidiary mines chrome ore, which is supplied to EWW for the production of low carbon ferrochrome. Management believes the mines have identifiable reserves of 1.1 million tons that are expected to last until 2012 and additional probable reserves of 320,000 tons. Metallurg has a program for ongoing exploration activities to identify additional probable reserves.

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

      Vanadium pentoxide in various forms is the raw material for Metallurg's production of ferrovanadium and vanadium chemicals. For ferrovanadium production, Metallurg purchases vanadium-containing spent catalysts and residues from petrochemical refineries and ashes and residues from electric utilities burning fuel oil. Metallurg currently obtains a majority of these raw materials from only a few sources. See "Limited Sources for Raw Materials." Vanadium chemicals are produced from commercially pure vanadium pentoxide, which is purchased on the open market.

      Metallurg also utilizes many other raw materials such as strontium, nickel, boron chemicals, mischmetal, manganese and chrome silicide in the manufacture of its broad product range which are purchased as required from producers or traders. Coinciding with general sales terms, most purchases are made on a spot basis at market prices to minimize the risk of exposure to market fluctuations.

      Limited Sources for Raw Materials - Certain of Metallurg, Inc.'s subsidiaries are dependent on third parties for raw material supplies. SMC's production unit in Cambridge, Ohio currently obtains a majority of its raw materials requirements for the manufacture of ferrovanadium from only a few sources. Although alternative sources of ferrovanadium raw materials exist, there can be no assurance that Metallurg would be able to obtain adequate supplies of such materials on acceptable terms, or at all, from other sources. Titanium and boron chemicals for the manufacture of sophisticated aluminum master alloys are sourced from long-time suppliers who, in certain instances, also supply competitive producers with these raw materials. Although these and other raw materials are generally priced with reference to related market prices, any increase in demand could cause raw material costs to rise. To the extent Metallurg is unable to recover its increased costs, operating results would be adversely affected.

Competition

      The metals industry is highly competitive on a worldwide basis. Competition is primarily based on price, quality and timely delivery. In recent years, price competition has been strong as a result of excess capacity in certain products. In addition, export sales from the CIS and China of metals and alloys produced in excess of local demand can severely hurt prices in Europe and the U.S., which negatively impacts the price of some of Metallurg's products. New entrants may also increase competition in the metals industry, which could materially adversely affect Metallurg. An increase in the use of substitutes for metal alloys also could have a material adverse effect on the financial condition and operations of Metallurg. Although facing competition in each of its markets, Metallurg does not believe that any single competitor competes in all of its products or markets.

      Aluminum Industry - Competition is international because of the relatively small number of master alloy and alloying tablet manufacturers and the worldwide operations of the aluminum industry. In most markets, Metallurg faces competition to varying degrees from KBM Affilips B.V., KBAlloys, Inc. (and its U.K. subsidiary, Anglo Blackwells, Ltd.), Aleastur (Asturiana de Aleaciones, S.A.), the Eramet Group and Hoesch-Metallurgie GmbH.

      Superalloy and Titanium Alloy Industries - Metallurg has limited competition in special grades of low carbon ferrochrome from Japan, South Africa and the CIS. Delachaux S.A., certain Chinese and CIS sources and, to a limited extent, the Eramet Group compete with Metallurg in chromium metal. Strategic Minerals Corporation and Reading Alloys, Inc. compete internationally with Metallurg in vanadium aluminum. Reading Alloys, Inc. also competes in sophisticated alloys for the superalloy industry, as do CBMM-Cia Brasileira de Metalurgia e Mineracao, Cabot Corporation and H.C. Starck GmbH & Co. KG in certain products.

      Iron and Steel Industry - In North America, products manufactured by Strategic Minerals Corporation, Treibacher Industrie AG, Highveld Steel and Vanadium Corporation Limited, Xstrata AG and certain CIS and Chinese sources compete with Metallurg's ferrovanadium products, while several U.S., U.K. and Russian companies compete worldwide with Metallurg's ferrotitanium products. In standard grades of low carbon ferrochrome, competition comes worldwide from Samancor Limited (South Africa), Zimbabwe Alloys Ltd. and certain producers in China and the CIS.

Employees

      As of December 31, 2002, Metallurg employed approximately 1,100 people worldwide. Labor unions represent approximately 50% of Metallurg's employees. Unions represent employees at seven locations in the U.S., the U.K., Germany, Brazil and Norway. SMC's bargaining agreement with the United Steelworkers of America (USW, Local 4836-02), which covers 69 employees at the Cambridge, Ohio, plant, is scheduled to be renegotiated in May 2003. Many of the collective bargaining agreements covering Metallurg's union employees at its foreign subsidiaries are renewable on an annual basis. Metallurg's relationships with its unions are managed at the local level and are considered by management to be satisfactory.

Anti-Dumping Duties

      In response to dumping by the former Soviet Union, Metallurg sought and obtained anti-dumping orders against Russia for imports of ferrovanadium into the U.S. Since July 1995, the Department of Commerce has imposed incremental anti-dumping duties, which currently range from 10.1% to 108%, on imports of Russian ferrovanadium and nitrided vanadium into the U.S. These duties are in addition to the normal duty of 4.2% that applies to ferrovanadium imports. A "sunset review" of the anti-dumping duty order was conducted by the International Trade Commission and the Department of Commerce and was favorably concluded in May 2001. As a result, the order will remain in effect until at least April 2006 when the next "sunset review" is initiated.

      On November 26, 2001, in response to a surge in imports of ferrovanadium from South Africa and China, the Ferroalloys Association Vanadium Committee, representing Metallurg and other U.S. producers, filed a petition seeking the imposition of anti-dumping duty orders covering imports from those countries. In response to the petition, the Commerce Department initiated investigations and the International Trade Commission unanimously determined that there was a reasonable indication that the U.S. industry was materially injured by reason of imports from these two countries. The final antidumping investigations were favorably concluded during the fourth quarter of 2002 and resulted in duties ranging from 12.97% to 116%, in addition to the 4.2% normal tariff, being imposed on imports from these two countries.

      Anti-dumping duty rates are subject to annual review by the Department of Commerce. Metallurg had revenues of approximately $12 million from sales of ferrovanadium produced by it and sold in the U.S. for the year ended December 31, 2002. If the anti-dumping duties are not maintained at or near their current levels, Metallurg may be materially adversely affected.

Environmental Matters

      Metallurg's alloy manufacturing operations in Cambridge, Ohio and Newfield, New Jersey are subject to various federal, state and local environmental, safety and health laws and regulations, including those relating to air and water quality, and solid and hazardous wastes. Metallurg's foreign manufacturing operations are subject to analogous environmental laws and regulations. Metallurg is faced with a number of environmental issues, which have largely resulted from environmental cleanup requirements, particularly in the areas of solid waste and hazardous waste removal. There can be no assurance that the current environmental requirements will not result in future liabilities and obligations, including future liability for disposal or contamination at both domestic and foreign facilities. There is also the possibility that changes to applicable environmental laws and regulations might result in future liabilities and obligations for Metallurg, including those related to contamination at Metallurg's facilities. These potential liabilities might also be material to Metallurg's business operations, financial condition or cash flow.

      Metallurg maintains environmental and industrial safety and health compliance programs at its plants and believes that its manufacturing operations are in general compliance with all applicable safety, health and environmental laws.

      SMC is addressing certain environmental conditions at the Cambridge, Ohio plant pursuant to a judicial consent order entered into with the State of Ohio in 1997. SMC submitted to the Nuclear Regulatory Commission ("NRC") in July 1999 a plan for decommissioning slag piles at the Cambridge facility. Such plan contemplates capping the slag piles on-site, an alternative that the Ohio Environmental Protection Agency ("OEPA") has approved. Before the NRC completed its review of the plan, the NRC delegated its regulatory authority over the site to the Ohio Department of Health ("ODH") in August 1999. The ODH is now the governmental entity responsible for overseeing the decommissioning of the slag piles. SMC has been engaged for some time in discussions with the ODH and the OEPA with respect to such decommissioning plan and related alternatives, and with the OEPA on various matters that are regulated under the Resource Conservation and Recovery Act ("RCRA"), including alleged past violations of certain RCRA provisions. SMC has also been discussing the matter of alleged past violations of RCRA with the United States Environmental Protection Agency. In discussions with both agencies, the possibility of penalties being assessed has arisen, and while there can be no assurance that SMC will not make certain payments in connection therewith, management does not expect that the outcome of these discussions will have a material adverse effect on the operations, cash flow or financial position of Metallurg. At December 31, 2002, liabilities of $10.5 million remain outstanding from provisions made in prior periods for the estimated future costs associated with the decommissioning of NRC (now ODH) regulated materials and the remediation of sediments at the Cambridge site. SMC submitted remediation plans with respect to these areas to the OEPA and ODH at the end of 2001 and is currently negotiating the finalization of this plan with remediation expected to begin in 2003. A plan for the creation of wetlands is intended to be submitted during 2003. SMC expects to expend the amount reserved for outstanding liabilities over the next 5 years.

      In August 2002, SMC filed a decommissioning plan for its Newfield facility with the NRC. At the same time, SMC requested an amendment to the authorized use of the Newfield facility, as permitted by the NRC, to "storage only pending decommissioning". While the Newfield facility will continue to operate, SMC does not intend to resume any previously licensed activities and expects to commence decommissioning activities upon approval of the plan by the NRC.

      At December 31, 2002, liabilities of $21.3 million remain outstanding for the estimated future costs associated with the decommissioning of NRC regulated materials and the remediation of groundwater (as to which SMC is exploring alternative treatment approaches), soil and sediments at the Newfield site. SMC expects to expend such amount over the next 15 years.

      There can be no assurance that SMC will not incur additional expenses related to the environmental projects at the Cambridge and Newfield sites.

      Liabilities for known environmental matters and Metallurg's related accounting policies are summarized in "Note 13. Environmental Liabilities" and "Note 1. Summary of Significant Accounting Policies - Environmental Remediation Costs and Recoveries" to Metallurg's Consolidated Financial Statements. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Financial Resources - Environmental Remediation Costs."

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

Item 4. Submission of Matters to a Vote of Security Holders.

      There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

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

      On November 20, 1998, the Board of Directors of Metallurg, Inc. (the "Board") adopted the Metallurg, Inc. 1998 Equity Compensation Plan (the "ECP"). Under the ECP, 500,000 shares of common stock are authorized for stock awards and stock options. Pursuant to the ECP, from 1998 through 2002, the Board has awarded to eligible executives and non-employee Board members options to purchase an aggregate of 400,000 shares of common stock, net of cancellations and forfeitures, at an exercise price of $30.00 per share. Such options have a term of ten years and vest in most cases 20% on the date of grant and 20% on each of the first four anniversaries of the date of grant.

      Metallurg, Inc. did not issue any securities during 2002.

      Metallurg, Inc. does not presently intend to pay any dividends, although it may choose to do so in the future. Metallurg, Inc. is restricted in the amount of dividends payable to its shareholder as a result of the indenture for its 11% Senior Notes due 2007 (the "Senior Notes"). Under the terms of the indenture, Metallurg, Inc. is limited in its ability to make restricted payments, as defined and including, among other things, minority investments in subsidiaries and dividend payments, to a formula based on the cumulative net income since November 1, 1997 and certain specified allowances. As a result of this limitation, Metallurg, Inc. is permitted to make future restricted payments in the amount of $7.5 million as of December 31, 2002. In addition, Metallurg, Inc.'s revolving credit facility with Fleet National Bank prohibits the payment of dividends through 2004. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Financial Resources" and "Note 8. Borrowings" to Metallurg's Consolidated Financial Statements.

      Currently, Metallurg Holdings, Metallurg, Inc.'s parent, does not have sufficient cash on hand to make the interest payment due in January 2004 on its 12 3/4% Senior Discount Notes due 2008 (the "Senior Discount Notes"). While Metallurg, Inc. may be able to distribute cash to Metallurg Holdings for the purpose of making the January 2004 interest payment, Metallurg, Inc. could be prohibited from making a cash distribution at such time under the restrictive covenants of its revolving credit facility (see "Note 8. Borrowings" to Metallurg's Consolidate Financial Statements). All of Metallurg, Inc.'s outstanding common stock has been pledged as collateral for Metallurg Holdings' obligations under the Senior Discount Notes. If Metallurg Holdings were unable to make its interest payment when due, it could lead to a foreclosure on its assets, principally the equity of Metallurg, Inc., and create a default in accordance with the terms of Metallurg, Inc.'s 11% Senior Note indenture.

      Metallurg, Inc. is a holding company with limited operations of its own. Substantially all of Metallurg, Inc.'s operating income is generated by its subsidiaries. As a result, Metallurg, Inc. will rely upon distributions or advances from its subsidiaries to provide the funds necessary to meet its debt service obligations. In some cases, however, Metallurg, Inc.'s subsidiaries are restricted in their ability to pay dividends. Metallurg, Inc.'s Turkish subsidiary is limited in its ability to pay dividends from retained earnings, as a result of historical currency devaluation. In addition, working capital facilities and other financing arrangements at EWW and LSM restrict such subsidiaries' ability to pay dividends. For example, EWW must obtain the consent of a German governmental authority, which guarantees a portion of EWW's
'E'3.2 million ($3.3 million) working capital facility, in order to pay dividends. The stock of EWW has been pledged to collateralize obligations owed by EWW to the German governmental authority. LSM is party to a working capital facility that limits its ability to pay dividends to an amount up to 100% of LSM's annual net income.

Item 6. Selected Financial Data.

      The following table presents selected historical financial data of Metallurg for the years ended January 31, 1999 and 2000 and the years ended December 31, 2000, 2001 and 2002. All information in the table has been restated to reflect the new reporting entity. See "Note 2. Change in Reporting Entity" to Metallurg's Consolidated Financial Statements.

      Information as of and for the fiscal years ended January 31, 1999 and 2000 is derived from the consolidated financial statements of Metallurg, as restated. See "Note 2. Change in Reporting Entity" to Metallurg's Consolidated Financial Statements. Information as of and for the period ended December 31, 2000 (the "Transition Period") and the years ended December 31, 2001 and 2002 is derived from the consolidated financial statements of Metallurg, included elsewhere herein.

      The information in this table should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of Metallurg, and related notes thereto, included in "Item 8. Financial Statements and Supplementary Data."

                             SELECTED FINANCIAL DATA
                                 (In thousands)

                                                                             Year Ended
                                       ---------------------------------------------------------------------------------------
                                        January 31,       January 31,       December 31,      December 31,       December 31,
                                           1999              2000             2000 (b)            2001               2002
                                       -------------     -------------     --------------    --------------     --------------
Statement of Operations Data:
Total revenue.......................      $464,488          $371,314           $419,209          $394,078           $344,974
Gross profit........................        59,556            34,914             56,659            54,009             29,217
Operating income (loss) (a).........        12,074             1,734             20,836            19,573             (6,797)
Net (loss) income...................          (919)          (10,428)             9,588             2,154            (21,352)

                                        January 31,       January 31,       December 31,      December 31,       December 31,
                                           1999              2000             2000 (b)            2001               2002
                                       -------------     -------------     --------------    --------------     --------------
Balance Sheet Data:
Total assets........................      $263,507          $259,102           $254,773          $241,519           $248,165
Total debt..........................       104,936           104,281            119,863           123,521            127,291

(a)   Includes:

      o environmental expense recoveries of $5,501, $750, $631 and $3,000 for the years ended January 31, 2000, and December 31, 2000, 2001 and 2002, respectively (See "Note 13. Environmental Liabilities" to Metallurg's Consolidated Financial Statements);

      o restructuring charges, net, of $3,092 and $3,373 for the years ended January 31, 2000 and December 31, 2002, respectively (See "Note 4. Restructuring" to Metallurg's Consolidated Financial Statements); and

      o     merger-related costs of $7,888 for the year ended January 31, 1999.

(b) The Transition Period (See "Note 1. Summary of Significant Accounting Policies - Basis of Presentation and Consolidation" to Metallurg's Consolidated Financial Statements).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion should be read in conjunction with Metallurg's consolidated financial statements and the related notes thereto included elsewhere in this report.

Forward-Looking Statements

      Certain matters discussed under the captions "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words such as "plans", "expect", "believe", "should", "could", "anticipate", "intend" and other expressions that indicate future events or trends. All statements that address expectations or projections about the future, including statements about Metallurg's strategy for growth, product development, market position, expenditures and financial results are forward-looking statements and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of Metallurg to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

Factors which may cause Metallurg's results to be materially different include:

-     The cyclical nature of Metallurg's business.
- Metallurg's dependence on foreign customers. Metallurg operates throughout the world and derives a significant amount of its revenues from outside of the U.S.
- The impact of changes in foreign exchange rates and foreign trade regulations on Metallurg's competitive standing. Revenues and earnings from outside the U.S. could be materially affected by exchange rate fluctuations.
- The availability of raw materials, particularly vanadium-containing materials. See "Items 1 and 2. Business and Properties - Limited Sources for Raw Materials".
-     The impact of worldwide competition.
- The economic strength of Metallurg's markets generally and particularly the strength of the demand for aluminum, superalloys, titanium alloys, iron and steel in those markets.
- The accuracy of Metallurg's estimates of the costs of environmental remediation.
- The extension or expiration of existing anti-dumping duties. See "Items 1 and 2. Business and Properties - Anti-Dumping Duties".
- The performance of world financial markets and the resulting effect on pension expense of Metallurg's defined benefit plans.
-     The ability to meet debt service requirements.
- The possible disruption of business or increases in the cost of doing business resulting from terrorist activities or global conflicts.
- Changes in tax laws, including changes related to taxation of foreign earnings.
-     Changes in accounting standards.

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

      Western world* primary aluminum consumption fell by over 6% in 2001 and the downward trend continued in the first quarter of 2002. The demand for Metallurg's products for the aluminum industry reflected this trend. In the second quarter of 2002, the trend reversed and the stronger demand for Metallurg's products seen in the second quarter continued into the second half of the year. However, excess production capacity in the primary aluminum business as well as in the products supplied by Metallurg has led to intense competition and lower prices. Over the past two years, Metallurg has improved its competitive position by relocating its aluminum master alloy and grain refiner production to its lowest cost melting, casting and finishing facilities in the U.K., Norway and Brazil.

      The aerospace sector saw its fortunes drop sharply after September 11, 2001, and since then it has been affected by the difficult financial situation of much of the airline industry. This year has also seen the cancellation of many land-based turbine power generation projects in the U.S. These market developments led the producers of superalloys and titanium alloys to cut their production rates very sharply, particularly in the U.S., and thus reduce similarly their demand for Metallurg's chromium and niobium products and alloys for the titanium industry. Metallurg has sustained sales volumes of its chromium products by increasing sales of lower quality grades to non-superalloy users, but at the expense of reduced prices and margins. Metallurg believes that the supply chain to this sector has been reduced in line with the lower levels of current consumption and thus Metallurg's volumes are expected to immediately reflect any improvements in demand.

      The U.S. steel industry operated at low production levels throughout most of 2001 and into 2002 but, with the imposition of protective duties in March 2002, production rates increased significantly. In the second quarter, Metallurg saw demand and pricing for its U.S. ferrovanadium production improve somewhat. In the second half, prices continued to strengthen but volumes fell slightly due to seasonal shutdowns; SMC's ferrovanadium plant operated for only two months during the third quarter. The recently announced shutdown of primary vanadium production by a major Australian producer has contributed to a more balanced market outlook and prices have begun to improve from the historically low level experienced during the past few years. Worldwide steel production also grew in 2002 thereby allowing further improvement in sales of ferrotitanium and normal grade low carbon ferrochrome.

      Although market price and demand for tantalum declined in 2001, Metallurg had continued to benefit in the first quarter of 2002 from fixed price sales contracts that had been negotiated in late 2000 when prices were at their peak. Demand and consumption of tantalum was extremely weak in 2002, and this has resulted in much lower volumes and prices for Metallurg's tantalum products. Metallurg expects this trend to continue in 2003.

      Metallurg has completed capital investments in the U.K., the U.S. and Brazil aimed at reducing the cost of raw materials and expanding capacity for the production of certain specialty grade products. Significant cost reduction programs were initiated in the second quarter of 2002. These programs progressed during the second half of the year and will continue. The investments and cost saving measures have already begun to improve operating results though the benefits are not expected to be fully realized until 2003.

*     Defined as the world, excluding the CIS, Eastern Europe and China.

Results of Operations

      The following information has been restated to reflect the new reporting entity. See "Note 2. Change in Reporting Entity" to Metallurg's Consolidated Financial Statements.

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

                                                                                                   Intersegment
(In thousands)                      LSM         SMC           CIF           EWW          Other     Eliminations   Consolidated
                                 ---------   ---------     ---------     ---------     ---------   ------------   ------------
Year Ended December 31, 2002
Total revenue ................   $ 160,978   $  92,053     $  32,869     $  31,707     $  88,402     $ (61,035)    $ 344,974
Gross profit .................      12,606       1,078         2,960           492        10,577         1,504        29,217
SG&A .........................      11,620       9,234         1,590         2,106        11,091            --        35,641
Environmental expense
  recoveries .................          --      (3,000)           --            --            --            --        (3,000)
Restructuring charges, net ...       1,068         453            --          (137)        1,989            --         3,373
Operating (loss) income ......         (82)     (5,609)        1,370        (1,477)       (2,503)        1,504        (6,797)
Interest (expense) income,
  net ........................      (1,509)       (368)         (745)          101       (10,881)           --       (13,402)
Income tax provision
  (benefit) ..................         868      (2,026)          173          (506)        2,769            --         1,278
Net (loss) income ............      (2,452)     (3,951)          452          (870)      (21,411)        6,880       (21,352)

Year Ended December 31, 2001
Total revenue ................   $ 173,161   $ 104,068     $  39,383     $  35,885     $ 119,928     $ (78,347)    $ 394,078
Gross profit .................      14,192       4,248         7,978         5,335        23,237          (981)       54,009
SG&A .........................      10,311       9,810         1,831         1,758        11,357            --        35,067
Environmental expense
  recoveries .................          --        (631)           --            --            --            --          (631)
Operating income (loss) ......       3,881      (4,931)        6,147         3,577        11,880          (981)       19,573
Interest (expense) income,
  net ........................      (1,651)       (146)         (982)          177        (9,510)           --       (12,112)
Income tax provision
  (benefit) ..................         630      (2,925)        1,678         1,531         4,644            --         5,558
Net income (loss) ............       1,795      (2,152)        3,487         2,223        20,011       (23,210)        2,154

Year Ended December 31, 2000
Total revenue ................   $ 180,579   $ 118,935     $  29,010     $  36,554     $ 125,644     $ (71,513)    $ 419,209
Gross profit .................      18,467       8,004         4,584         4,876        20,822           (94)       56,659
SG&A .........................      10,788      10,159         1,595         1,999        12,032            --        36,573
Environmental expense
  recoveries .................          --        (750)           --            --            --            --          (750)
Operating income (loss) ......       7,679      (1,405)        2,989         2,877         8,790           (94)       20,836
Interest (expense) income,
  net ........................      (1,177)        747           177            60        (8,579)           --        (8,772)
Income tax provision
  (benefit) ..................       2,167         (54)          416         2,206         3,239            --         7,974
Net income (loss) ............       4,584        (604)        2,750           731        21,404       (19,277)        9,588

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Total Revenue

      Consolidated total revenue decreased by $49.1 million (12%) in the year ended December 31, 2002.

      LSM revenue was $12.2 million (7%) lower than the year ended December 31, 2001. Niobium product sales declined by $7.1 million after an agency agreement for ferroniobium was terminated at the end of 2001. Sales of chrome products, primarily chrome metal, fell by $3.4 million, as both demand and prices fell. Sales of aluminum powder fell by $1.6 million as a drop in average selling price more than offset a small increase in volume. Sales of nickel boron and other nickel products fell by $1.2 million, primarily as a result of a fall in market prices. Demand for compacted aluminum products fell, causing a $0.4 million decrease in sales despite an increase in unit selling prices. Demand for aluminum master alloys increased but total sales rose by only $0.4 million as a result of a fall in selling prices. Sales of metal powders rose by $0.6 million, despite a 25% increase in volume, as average unit selling prices declined. Sales of titanium products, primarily ferrotitanium, were $1.0 million higher, mainly due to a small increase in average unit selling prices.

      SMC revenue was $12.0 million (12%) lower than the year ended December 31, 2001. Sales of chrome products, primarily sourced from EWW, fell by $9.8 million due to a 38% decline in demand offset by a 12% improvement in unit prices. Niobium products sales fell by $0.9 million primarily as a result of a drop in unit selling prices. Sales of vanadium products, produced in SMC's Ohio plant, fell by $0.4 million despite a small strengthening of prices as demand weakened slightly. Sales of aluminum products increased by $1.4 million, primarily due to an increase in volume of compacted products partly offset by a 20% drop in average selling prices.

      CIF revenue was $6.5 million (17%) lower than the year ended December 31, 2001. Tantalum sales fell by $10.2 million following a drop in world demand and a return to more typical prices than those seen in 2000 and 2001. Despite a 6% drop in prices, sales of aluminum products rose by $3.0 million due to increased sales volume of aluminum master alloys following the transfer of melting operations from SMC.

      EWW revenue was $4.2 million (12%) lower than the year ended December 31, 2001. Total ferrochrome volumes were virtually unchanged but a change in product mix resulted in a drop in average selling prices and a $1.7 million decrease in sales. Demand for special grades of ferrochrome fell by 50%, resulting in a drop in sales of $5.8 million but this was partially offset by an increase in demand for normal grades and a resulting increase in sales of $3.2 million. EWW also had $2.6 million of tantalum sales in 2001, which did not recur in 2002.

      Revenue from operations included in "Other" declined by $31.5 million in the year ended December 31, 2002, primarily due to the drop in tantalum demand and prices, discussed above.

Gross Profit

      Consolidated gross profit decreased to $29.2 million (8.5% of total revenue) for the year ended December 31, 2002 from $54.0 million (13.7% of total revenue) for the year ended December 31, 2001.

      LSM gross profit was $1.6 million (11%) below the year ended December 31, 2001. Gross profits from compacted aluminum products fell $0.7 million as the increase in unit production costs exceeded the increase in sales prices. Gross profits on niobium products fell by $0.5 million to virtually zero following the termination of the agency agreement (see above). Gross profit from chrome products fell by $0.4 million as a result of the decrease in demand discussed above. Gross profits from nickel boron and other nickel products fell by $0.4 million primarily as a result of a fall in market prices. Gross profit from titanium products improved by $0.7 million as a result of increased selling prices. Aluminum powder gross profits increased by $1.3 million mainly due to an improved product mix which resulted in increased average margins.

      SMC gross profit was $3.2 million (75%) below the year ended December 31, 2001. Unit costs of aluminum master alloys would have been lower than in 2001 except for inventory write-downs and other costs relating to the transfer of aluminum melting operations to CIF. Combined with a drop in selling prices, this resulted in a drop in gross profit of $1.7 million. Gross profit from chrome products fell by $1.6 million as a result of the drop in volume discussed above. Gross profit from vanadium products declined by $0.7 million as a result of an increase in unit production costs. The increase in volumes of compacted products resulted in a drop in average unit cost and an increase in gross profit of $1.2 million.

      CIF gross profit was $5.0 million (63%) below the year ended December 31, 2001. A 90%, $5.5 million, decline in gross profits from tantalum and niobium products, following the price correction discussed above, was partially offset by an increase of $0.5 million in profits from aluminum master alloys following the transfer of melting operations from SMC and the resulting volume increase.

      EWW gross profit was $4.8 million (91%) below the year ended December 31, 2001. Total ferrochrome gross profits decreased by $3.1 million, primarily as a result of the change in product mix, discussed above. Also, average unit production costs increased, mainly due to the halving of volumes of special grades. There were no sales of tantalum in 2002 and, therefore, gross profits of $1.2 million made in 2001 were not repeated.

      Gross profit from operations included in "Other" was $12.7 million (54%) below the year ended December 31, 2001 due primarily to decreased margins on tantalum products resulting from the decline in selling prices (see above).

Selling, General and Administrative Expenses ("SG&A")

      SG&A increased to $35.6 million for the year ended December 31, 2002 from $35.1 million for the year ended December 31, 2001, an increase of $0.5 million (2%). An increase in pension expense, primarily $1.5 million at LSM, was mostly offset by reductions in compensation and other expenses resulting from the restructuring program discussed below. For the year ended December 31, 2002, SG&A represented 10.3% of total revenue compared to 8.9% for the year ended December 31, 2001.

Restructuring Charges, Net

      During 2002, Metallurg carried out a restructuring program intended to reduce the cost structure at corporate headquarters, SMC and LSM. The restructuring plan includes the discontinuation of certain production activities, the termination of employees and the write-down of redundant plant and equipment. As a result of the restructuring and other cost reduction activities, Metallurg currently expects to generate cost savings of approximately $8 million annually in future periods. A charge of $3.4 million was incurred in the year ended December 31, 2002, primarily for severance costs of terminated employees.

      At corporate headquarters, Metallurg, Inc. recorded a restructuring charge of $2.0 million for severance costs of four corporate executives and five administrative employees, all of whom were terminated during the year. Under the terms of their employment and severance agreements, the severance will be paid over a period of up to 18 months. Of this amount, $0.5 million was paid as of December 31, 2002.

      LSM recorded a restructuring charge of 'L'0.7 million ($1.1 million) for severance costs of 18 production employees and 11 administrative employees who were terminated during the year. The entire amount was paid during the year.

      SMC recorded a restructuring charge of $0.5 million of which $0.4 million was for severance costs of one executive, 16 production employees and nine administrative employees, all of whom were terminated during the year. Of this amount, $0.2 million had been paid by December 31, 2002. The remaining $0.1 million was for the write-down of property and equipment no longer used in operations.

      The restructuring charge of $3.4 million is net of the reversal of a prior year accrual balance of $0.1 million following the completion of a restructuring program at EWW in 2002

      See "Note 4. Restructuring" to Metallurg's Consolidated Financial Statements.

Operating (Loss) Income

      There was an operating loss of $6.8 million for the year ended December 31, 2002 compared to operating income of $19.6 million for the year ended December 31, 2001, due primarily to the decrease in gross profit and the restructuring, discussed above. In addition, SMC recognized environmental expense recoveries of $3.0 million and $0.6 million for the years ended December 31, 2002 and 2001, respectively.

Interest Expense, Net

       Interest expense, net, was as follows (in thousands):

                                                 Year Ended December 31,
                                                 -----------------------
                                                   2002           2001
                                                 --------       --------
            Interest income ..................   $    805       $  1,774
            Interest expense .................    (14,207)       (13,886)
                                                 --------       --------
                  Interest expense, net ......   $(13,402)      $(12,112)
                                                 ========       ========

      Interest income decreased as a result of lower cash balances, primarily in the U.S. See "Note 8. Borrowings" to Metallurg's Consolidated Financial Statements.

Income Tax Provision, Net

      Income tax provision, net of tax benefits, was as follows (in thousands):

                                                 Year Ended December 31,
                                                 -----------------------
                                                   2002           2001
                                                 --------       --------
            Total current ....................   $  1,533       $  4,281
            Total deferred ...................       (255)         1,277
                                                 --------       --------
                  Income tax provision, net ..   $  1,278       $  5,558
                                                 ========       ========

      The difference between the statutory federal income tax rate and Metallurg's effective rate for the year ended December 31, 2002, is principally due to: (i) certain deductible temporary differences, principally domestic net operating losses, which in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; (ii) taxes paid on foreign dividends; and (iii) the excess of foreign tax rates over the statutory federal income tax rate. See "Note 10. Income Taxes" to Metallurg's Consolidated Financial Statements.

Net (Loss) Income

      Metallurg had a net loss of $21.4 million for the year ended December 31, 2002 compared to net income of $2.2 million for the year ended December 31, 2001.


Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Total Revenue

      Consolidated total revenue decreased by $25.1 million (6%) in the year ended December 31, 2001.

      LSM revenue was $7.4 million (4%) lower than the year ended December 31, 2000. An increase in sales of aluminum products, due to increased sales volume of aluminum powder and master alloys and the acquisition of the Norwegian facility on March 31, 2000, and higher sales volume of ferrotitanium and chromium metal were offset by a discontinuation of sales of certain low-margin products sourced from third parties. SMC revenue was $14.9 million (13%) lower than the year ended December 31, 2000. Increased sales volume of chromium products was more than offset by lower sales volume and selling prices of vanadium and aluminum products. CIF revenue was $10.4 million (36%) higher than the year ended December 31, 2000 due to increased selling prices of tantalum products and increased sales volume of aluminum master alloys. EWW revenue was $0.7 million (2%) lower than the year ended December 31, 2000 due primarily to reduced sales volume of low carbon ferrochrome partially offset by sales of tantalum products. Revenue from operations included in "Other" was $5.7 million (5%) lower than for the year ended December 31, 2000, due to decreased sales of tantalum products and various products sourced from third parties.

Gross Profit

      Gross profit decreased to $54.0 million (13.7% of total revenue) for the year ended December 31, 2001 from $56.7 million (13.5% of total revenue) for the year ended December 31, 2000. LSM gross profit was $4.3 million (23%) below the year ended December 31, 2000 due primarily to lower selling prices of aluminum products and chromium metal and higher costs of ferrotitanium and chromium metal. SMC gross profit was $3.8 million (47%) below the year ended December 31,

2000 due primarily to lower volume and selling prices of vanadium and aluminum products. CIF gross profit was $3.4 million (74%) above the year ended December 31, 2000 due primarily to increased selling prices of tantalum products and increased volume of niobium oxide. EWW gross profit was $0.5 million (9%) above the year ended December 31, 2000 due primarily to sales of tantalum products, partially offset by reduced sales volume of low carbon ferrochrome. Gross profit from operations included in "Other" was $2.4 million (12%) above the year ended December 31, 2000 due primarily to increased margins on tantalum products.

SG&A

      SG&A decreased to $35.1 million for the year ended December 31, 2001 from $36.6 million for the year ended December 31, 2000, a decrease of $1.5 million (4%). Increases in compensation and bad debt expense were more than offset by reductions in occupancy expenses and professional fees. For the year ended December 31, 2001, SG&A represented 8.9% of total revenue compared to 8.7% for the year ended December 31, 2000. Due to the change in fiscal year-end, SG&A expenses for 2000 were $0.5 million less than what they would have been if twelve months of headquarter expenses were included.

Operating Income

      Operating income decreased to $19.6 million for the year ended December 31, 2001 from $20.8 million for the year ended December 31, 2000, due primarily to the decrease in gross profits discussed above. Results included environmental expense recoveries of $0.6 million and $0.8 million for the years ended December 31, 2001 and 2000, respectively.

Interest Expense, Net

      Interest expense, net, was as follows (in thousands):

                                                 Year Ended December 31,
                                                 -----------------------
                                                   2001           2000
                                                 --------       --------
            Interest income ..................   $  1,774       $  3,387
            Interest expense .................    (13,886)       (12,159)
                                                 --------       --------
                  Interest expense, net ......   $(12,112)      $ (8,772)
                                                 ========       ========

      Interest expense, net, increased due to lower cash balances and higher external borrowings, primarily in the U.K., following recent acquisitions and capital projects. Interest expense on Metallurg, Inc.'s Senior Notes was $0.9 million higher in 2001 due to the change in its fiscal year. See "Note 8. Borrowings" to Metallurg's Consolidated Financial Statements.

Income Tax Provision, Net

      Income tax provision, net of tax benefits, was as follows (in thousands):

                                                 Year Ended December 31,
                                                 -----------------------
                                                   2001           2000
                                                 --------       --------
            Total current ....................   $  4,281       $  4,586
            Total deferred ...................      1,277          3,388
                                                 --------       --------
                  Income tax provision, net ..   $  5,558       $  7,974
                                                 ========       ========

      The difference between the statutory federal income tax rate and Metallurg's effective rate for the year ended December 31, 2001, is principally due to: (i) taxes paid on foreign dividends; (ii) the excess of foreign tax rates over the statutory federal income tax rate; and (iii) certain deductible temporary differences which, in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance. See "Note 10. Income Taxes" to Metallurg's Consolidated Financial Statements.

Net Income

      Metallurg had net income of $2.2 million for the year ended December 31, 2001 compared to $9.6 million for the year ended December 31, 2000. The 2000 results included a pre-tax gain of $5.1 million relating to the sale of Solikamsk Magnesium Works.

Liquidity and Financial Resources

General

      Metallurg's sources of liquidity include cash and cash equivalents, cash from operations and amounts available under credit facilities. At December 31, 2002, Metallurg had $29.4 million in cash and cash equivalents and working capital of $92.6 million as compared to $31.8 million and $115.0 million, respectively, at December 31, 2001.

      Metallurg believes that existing cash balances and the sources discussed below are sufficient to fund the current and anticipated future requirements of working capital, capital expenditures, pension benefits, potential acquisitions and environmental expenditures through at least December 31, 2003. Metallurg's long-term debt agreements contain numerous covenants and prohibitions that limit the financial activities of Metallurg, including requirements that Metallurg satisfy certain financial ratios and limitations on additional indebtedness. The ability of Metallurg to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of Metallurg, which will be subject to financial, economic, political, competitive and other factors affecting Metallurg, many of which are beyond its control.

Cash Flow Information

      Cash Flows from Operating Activities - Cash provided by operating activities was $5.4 million for the year ended December 31, 2002, compared to $6.2 million for the year ended December 31, 2001, after interest payments of $11.0 million on the Senior Notes in each year. In 2002, a net loss, adjusted for depreciation and other non-cash items, was more than offset by a decrease in working capital. In 2001, net income, adjusted for non-cash items, was offset by cash used to fund increases in working capital items. SMC realized environmental expense recoveries upon receipt of $3.0 million and $0.6 million in 2002 and 2001, respectively, upon settlement with insurance companies relating to coverage for certain environmental claims.

      Cash Flows from Investing Activities - Net cash used in investing activities decreased to $14.4 million for the year ended December 31, 2002, from $15.4 million for the year ended December 31, 2001. While capital expenditures were $4.3 million lower in 2002, there was a net increase of $3.0 million in Metallurg's loan to GfE during the year.

      Cash Flows from Financing Activities - Cash provided by financing activities was $5.2 million for the year ended December 31, 2002, compared to $6.3 million for the year ended December 31, 2001. In 2002, in accordance with prescribed accounting principles, cash proceeds of $3.5 million from the sales of GfE and the European sales offices were classified as capital contributions, as these sales were to members of a common controlled group. Similarly, dividends received from these entities prior to their sales have been reclassified as capital contributions. See "Note 2. Change in Reporting Entity" to Metallurg's Consolidated Financial Statements. Cash flows in 2001 reflect LSM's restructuring of its revolving credit facilities and term loans.

Credit Facilities and Other Financing Arrangements

      On October 29, 1999, Metallurg, Inc., SMC and certain of Metallurg, Inc.'s other subsidiaries (the "Borrowers") renewed their existing credit facility with certain financial institutions led by Fleet National Bank as agent (the "Revolving Credit Facility") for a term of five years. This facility, as amended in December 2002, provides the Borrowers with up to $30.0 million for working capital requirements and general corporate purposes. Interest is charged at a rate per annum equal to (i) LIBOR, plus 2.0% - 2.5% or (ii) Prime, plus up to 1.0%, based on the performance of Metallurg, Inc. and certain of its subsidiaries (the "North American Group"), as defined in the Revolving Credit Facility. Interest rates on amounts borrowed are adjusted quarterly, based on the North American Group's fixed charge coverage ratio. The Borrowers are required to pay a fee of 0.375% per annum on the unused portion of the facility. The total amount the Borrowers may borrow at any time is limited to a borrowing base calculation that is based on eligible accounts receivable, inventory and certain fixed assets. At December 31, 2002, there were no borrowings under this facility; however, outstanding letters of credit totaled $21.4 million. The Borrowers had unused borrowing capacity of $0.4 million under this facility. The Revolving Credit Facility continues to prohibit Metallurg, Inc. from making dividends prior to 2004 and requires the Borrowers and certain subsidiaries to comply with various covenants, including the maintenance of minimum liquidity, as defined in the agreement, at a $10.0 million level. Liquidity, as defined, was $14.0 million at December 31, 2002.

      LSM has revolving credit facilities with Barclays Bank plc ("Barclays") and HSBC Bank plc ("HSBC"). In 2002, the overdraft facility with Barclays was reduced by 'L'1.0 million ($1.6 million). These facilities now provide LSM with up to 'L'7.5 million ($12.1 million) of borrowings, 'L'43.3 million ($69.7 million) of foreign exchange contracts and options and 'L'4.0 million ($6.4 million) for other ancillary banking arrangements, including bank guarantees. Borrowings under these facilities are unsecured and payable on demand. Outstanding loans under this facility bear interest at a rate of 1.0% over the lender's base rate. At December 31, 2002, there were no borrowings under these facilities.

      LSM also has four revolving term loan facilities with Barclays and HSBC that provide for borrowings up to 'L'12.0 million ($19.3 million), all of which were outstanding at December 31, 2002. Two of the facilities expire during the second quarter of 2004 while the other two expire during the second quarter of 2006. These term loan facilities are unsecured and require LSM to comply annually with various covenants, including the maintenance of minimum net worth and interest coverage. In 2002, following a decline in operating results, the term loan agreements were amended and the annual interest rate was increased to LIBOR plus 1.75%. Also due to the decline in operating results, LSM obtained, in December 2002, waivers from HSBC regarding the annual minimum interest coverage ratio covenant for the period ended December 31, 2002.

      LSM's Norwegian facility has an unsecured overdraft facility of NOK 15.0 million ($2.2 million). Borrowings under this facility bear interest at a rate of NIBOR plus 1.25%. At December 31, 2002, there was NOK 10.6 million ($1.5 million) outstanding under this facility. During 2000, the Norwegian facility entered into an unsecured term loan in the amount of NOK 10.0 million ($1.4 million). Repayments began in November 2000 and continue for 10 years in equal monthly installments plus interest at NIBOR plus 1.25%.

      EWW has committed lines of credit with several banks in the aggregate amount of 'E'3.2 million ($3.3 million). The credit agreements require EWW to pledge certain assets, which include accounts receivable, inventory and fixed assets. At December 31, 2002, there were no borrowings under these facilities. In 1998, EWW borrowed DM 1.5 million ('E'0.8 million or $0.8 million). Payments began in 2000 and continue at DM 0.2 million ('E'0.1 million or $0.1 million) per year until maturity in 2008. The loan bears interest at 4.25%.

      Metallurg, Inc.'s other foreign subsidiaries maintain short-term secured and unsecured borrowing arrangements, generally in local currencies, with various banks totaling $10.2 million. Borrowings under these arrangements aggregated $4.5 million at December 31, 2002 at a weighted-average interest rate of 11.6%.

Contractual Cash Obligations

      As described in Notes 8 and 15 to Metallurg's Consolidated Financial Statements at December 31, 2002, Metallurg is obligated to make future payments under various contracts, such as debt and lease agreements. Significant contractual cash obligations of Metallurg are as follows (in millions):

                                                                    Payments Due By Period
                                                   -----------------------------------------------------
                                                             Less than                            After
                                                    Total      1 year   2-3 years  4-5 years     5 years
                                                   ------      ------   ---------  ---------     -------
      Contractual Cash Obligations:
        Short-term debt ........................   $  6.0      $  6.0
        Long-term debt .........................    121.3         0.3     $ 10.3     $110.2      $  0.5
        Interest on Senior Notes ...............     55.0        11.0       22.0       22.0          --
        Non-cancelable operating leases ........      6.4         1.1        1.8        1.3         2.2
                                                   ------      ------     ------     ------      ------
           Total contractual cash obligations ..   $188.7      $ 18.4     $ 34.1     $133.5      $  2.7
                                                   ======      ======     ======     ======      ======

Capital Expenditures

      Metallurg invested $11.2 million in capital projects during the year ended December 31, 2002. Metallurg's capital expenditures include projects related to improving Metallurg's operations, productivity improvements, replacement projects and ongoing environmental requirements (which are in addition to expenditures discussed in "Environmental Remediation Costs" below). Capital expenditures are projected to decrease to approximately $5 million for the year ended December 31, 2003, including $3 million of capital investments which Metallurg believes will result in decreased costs of production, improved efficiency and expanded production capacities. The remaining capital expenditures planned are primarily for replacement and repairs of existing facilities. Although Metallurg has projected these items for the year ended December 31, 2003, Metallurg has not committed purchases to vendors for all of these projects, as some projects remain contingent on final approvals and other conditions and the actual timing of expenditures may extend into 2004. Metallurg believes that these projects will be funded through existing and future internally generated cash and credit lines.

Environmental Remediation Costs

      American Institute of Certified Public Accountants' Statement of Position 96-1, "Environmental Remediation Liabilities," states that losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the year ended December 31, 2002, Metallurg expended $2.7 million for environmental remediation.

      In 1997, SMC entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, SMC has agreed to perform environmental remediation, which, as of December 31, 2002, had an estimated net cost of completion of $28.0 million, net of trust funds of $3.8 million. Of this amount, $4.2 million is expected to be expended in 2003, $1.9 million in 2004 and $1.7 million in 2005. In addition, Metallurg estimates it will make expenditures of $0.7 million with respect to environmental remediation at its foreign facilities over the next three years. These amounts have been accrued for in prior years and are reflected in Metallurg's balance sheet liabilities. See "Note 13. Environmental Liabilities" to Metallurg's Consolidated Financial Statements.

      While its remediation obligations and other environmental costs, in the aggregate, will reduce its liquidity, Metallurg believes its cash balances, cash from operations and cash available under its credit facilities are sufficient to fund its current and anticipated future requirements for environmental expenditures.

Market Risk

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

      Foreign Currency Exposures - Metallurg actively manages foreign currency exposures that are associated with foreign currency purchases and sales and other assets and liabilities created in the normal course of business at the operating unit level. Metallurg uses forward contracts to mitigate exposures that cannot be naturally offset within an operating unit. See "Note 9. Financial Instruments" to Metallurg's Consolidated Financial Statements.

      Interest Rate Exposures - Metallurg has exposure to interest rate risk from its short-term and certain long-term debt. While the rates on Metallurg's long-term debt are generally fixed, LSM has term loans of 'L'12.0 million
($19.3 million) at variable rates. In 2001, LSM entered into a zero premium interest rate collar for a term of three years in order to hedge the interest on this variable rate long-term debt. See "Note 8. Borrowings" to Metallurg's Consolidated Financial Statements.

      Commodity Price Exposures - Metallurg is exposed to volatility in the prices of raw materials used in some of its products and uses forward contracts to manage some of those exposures. Where Metallurg does not take physical delivery of the raw material under the forward contract, gains and losses on these derivatives are recognized currently in earnings.

Other

      Commencing in January 2004, Metallurg Holdings must make semi-annual interest payments of $2.6 million on the outstanding Senior Discount Notes. Metallurg Holdings is a holding company, and its ability to meet its payment obligations on these notes is dependent upon the receipt of dividends and other distributions from its direct and indirect subsidiaries. Currently, Metallurg Holdings, Metallurg, Inc.'s parent, does not have sufficient cash on hand to make the interest payment due on its Senior Discount Notes in January 2004. While Metallurg, Inc. may be able to distribute cash to Metallurg

Holdings for the purpose of making the January 2004 interest payment, Metallurg, Inc. could be prohibited from making a cash distribution at such time under the restrictive covenants of its Revolving Credit Facility (see "Note 8. Borrowings" to Metallurg's Consolidated Financial Statements). If Metallurg Holdings were unable to make its interest payment when due, it could lead to a foreclosure on its assets, principally the equity of Metallurg, Inc., and create a default in accordance with the terms of Metallurg, Inc.'s 11% Senior Note indenture.

      The funded status of Metallurg's pension plans continues to be impacted by decreases in the plans' assets values due to continuing declines in equity markets and interest rates in 2002. Management continues to monitor these developments as further declines in the funded status of these plans may impact future pension expense and funding requirements.

Related Party Transactions

      In December 2002, Metallurg sold all of its ownership interests in GfE to Safeguard International Fund PFW, L.L.C., a Delaware company owned by Safeguard International, the majority owner of Metallurg Holdings, Metallurg's parent company. Metallurg also sold a number of its European sales offices to Sudamin Recycling GmbH & Co. KG, a German company controlled by Safeguard International. See "Note 2. Change in Reporting Entity" to Metallurg's Consolidated Financial Statements.

      Accounts receivable and payable balances between Metallurg and the companies sold in December 2002, previously recorded as intergroup balances and eliminated on consolidation, are now shown as related party balances on Metallurg's Consolidated Balance Sheet.

      In 2002, Metallurg, Inc. charged its parent company, Metallurg Holdings, $12,000 per quarter for administrative services performed. In addition, in accordance with an advisory agreement dated July 1, 2000, Metallurg, Inc. paid Safeguard International Management, L.L.C. ("Safeguard LLC") $150,000 in connection with certain advisory and other services. Effective October 31, 2002, this advisory agreement was terminated and two members of Safeguard LLC, Dr. Heinz C. Schimmelbusch and Mr. Arthur R. Spector, were employed by Metallurg, Inc. on November 11, 2002, as Chief Executive Officer and Executive Vice Chairman, respectively. See "Item 10. Directors and Executive Officers of Metallurg, Inc."

      Dr. Schimmelbusch and Mr. Spector are managing directors of the general partner of Safeguard International, the majority owner of Metallurg Holdings, and in these positions receive compensation from this entity.

Critical Accounting Estimates

      The preparation of financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. In applying Metallurg's significant accounting policies, as more fully discussed in "Note 1. Summary of Significant Accounting Policies", management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical experience, terms of existing contracts, observances of trends in the industry, information provided by Metallurg's customers and information available from other outside sources, as appropriate. Estimates and assumptions about future events and their effects cannot be perceived with certainty and accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as Metallurg's operating environment changes. Metallurg deems the following estimates and accounting policies to be critical:

Inventories

      Metallurg's inventory is a significant component of current assets and is stated at the lower of cost or market. Metallurg regularly estimates the net realizable value of inventories on hand and adjusts the carrying amounts of these inventories to market value, less a normal profit margin, as necessary. Significant or unanticipated changes to market values of these items, either adverse or positive, could impact the amount and timing of any such adjustments that may be required. Such provisions were not significant in the periods presented.

Taxes

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

      Metallurg evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are Metallurg's forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Metallurg has used tax-planning strategies to realize or renew net deferred tax assets in order to avoid the potential loss of future tax benefits. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. Factors that may affect Metallurg's ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: a decline in sales or margins, increased competition or loss of market share. In addition, Metallurg operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. In management's opinion, adequate provisions for income taxes and valuation allowances against deferred taxes have been made for all years.

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

Asset Impairment

      Metallurg's recent history includes years with unprofitable results and negative cash flows. This history of losses is an indication that the carrying amounts of Metallurg's long-lived assets might not be recoverable from future cash flows. As a result, Metallurg completed an impairment assessment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" during the fourth quarter of 2002. In order to complete this assessment, Metallurg identified for testing three asset groups - SMC, LSM and EWW.

      Metallurg evaluates its long-lived assets by comparing estimated future undiscounted cash flows using the particular cash flow assumptions that are considered most likely to occur. Significant judgment is required to estimate future cash flows, including the impact of future prices, production and shipment levels, cost reduction initiatives, prices of inputs like raw materials and energy and future capital requirements. Management uses its best judgment to assess these factors. The result of this assessment led Metallurg to conclude that there was no impairment related to the long-lived assets in the three asset groups tested, as the undiscounted cash flows exceeded the net carrying value of the applicable net assets in each of the three asset groups. If, however, future demand and market conditions are less favorable than those projected by management, asset write-downs may be required.

Pensions

      Metallurg maintains defined benefit plans for its employees in the U.S., the U.K., Norway and Germany. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by Metallurg, within certain guidelines. In addition, Metallurg's actuarial consultants also use subjective factors such as employee turnover and mortality rates to estimate these factors.

      The rate used to discount future estimated liabilities is determined considering the rates available at year-end on long-term, high quality corporate bonds that could be used to settle the obligations of the plan. An increase in the discount rate of 1/4 of 1% would decrease the 2002 pension liability by approximately $5.9 million and the net periodic pension expense in 2003 by approximately $0.5 million. A decrease in the discount rate of 1/4 of 1% would increase the 2002 pension liability by approximately $6.4 million and the net periodic pension expense in 2003 by approximately $0.6 million.

      The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations. A change in the assumption for the long-term rate of return on plan assets of 1/4 of 1% would impact net periodic pension expense in 2003 by approximately $0.2 million.

      The combination of negative actual investment returns and declining interest rates have increased Metallurg's underfunded plan status. At December 31, 2002, Metallurg recognized a liability on its balance sheet for each pension plan where the fair value of the assets of that pension plan was less than the accumulated benefit obligation. This liability is called a "minimum pension liability" and is recorded by a charge to Accumulated Other Comprehensive Loss in Shareholder's (Deficit) Equity. In 2002, Metallurg recorded a charge of $18.9 million, net of deferred tax of $6.3 million. This charge has no current impact on Metallurg's net income, liquidity or cash flows.

      Based upon the current underfunded status of the plans and the actuarial assumptions being used for 2003, Metallurg believes that it will be required to make cash contributions in 2003 of approximately $0.4 million and $2.0 million in the U.S. and the U.K., respectively.

Recent Accounting Pronouncements

      Effective January 1, 2002, Metallurg adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting and reporting of acquired goodwill and other intangible assets. The adoption of SFAS No. 142 did not have a material effect on Metallurg's financial statements. The financial statements do not reflect the pushdown of purchase accounting adjustments, including goodwill, recorded by Metallurg Holdings in 1998.

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

      In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and related literature and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, but it retains the fundamental provisions of SFAS No. 121 for the recognition of the impairment of long-lived assets to be held and used. SFAS No. 144 was effective for Metallurg on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on Metallurg's consolidated financial statements.

      Effective January 1, 2003, Metallurg will adopt SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value only once the liability is incurred. The provisions of this statement will be applied to any future exit or disposal activities.

      In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" was issued. This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Metallurg accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123 and SFAS No. 148.

      In November 2002, Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", was issued. This interpretation requires the initial recognition and initial measurement, on a prospective basis only, of guarantees issued or modified after December 31, 2002. Additionally, certain disclosure requirements are effective for financial statements ending after December 15, 2002. There were no disclosures required in Metallurg's Consolidated Financial Statements for the year ended December 31, 2002, and Metallurg does not believe the adoption of this interpretation in 2003 will have a material impact on its financial statements.

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

Item 8. Financial Statements and Supplementary Data.

      The following audited consolidated financial statements of Metallurg, Inc. and its consolidated subsidiaries are presented herein pursuant to the requirements of Item 8 on the pages indicated below:

AUDITED FINANCIAL STATEMENTS:                                               Page
                                                                            ----

Report of Independent Accountants - PricewaterhouseCoopers
       LLP for the Years Ended December 31, 2002 and 2001,
       and the Transition Period Ended December 31, 2000 ...............     26

Statements of Consolidated Operations for the Years Ended
       December 31, 2002, 2001 and 2000 ................................     27

Consolidated Balance Sheets at December 31, 2002 and 2001 ..............     28

Statements of Consolidated Cash Flows for the Years Ended
       December 31, 2002, 2001 and 2000 ................................     29

Notes to Consolidated Financial Statements for the Years
       Ended December 31, 2002, 2001 and 2000 ..........................  30-59

Selected Quarterly Financial Data (Unaudited) for the
       Years Ended December 31, 2002 and 2001 ..........................     60

AUDITED FINANCIAL STATEMENT SCHEDULE:

Report of Independent Accountants on Financial Statement
     Schedule - PricewaterhouseCoopers LLP for the Years
     Ended December 31, 2002, 2001 and 2000 ............................     61

Schedule II - Valuation and Qualifying Accounts and Reserves ...........     62

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Metallurg, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and of cash flows present fairly, in all material respects, the financial position of Metallurg, Inc. and its subsidiaries ("Metallurg") at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2002 and December 31, 2001, and the period ended December 31, 2000 (the "Transition Period", see Note 1) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Metallurg's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, on December 31, 2002, Metallurg sold a production facility and certain sales offices to entities under the common control of Metallurg's shareholder. These dispositions have been accounted for as a change in reporting entity, which requires that the financial statements be restated to exclude the sold entities from all periods for the Company's financial reporting purposes.


PricewaterhouseCoopers LLP
New York, New York
March 17, 2003

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                 (In thousands)

                                                                                  Year Ended December 31,
                                                                        ---------------------------------------------
                                                           Notes           2002              2001              2000
                                                          ---------     ---------         ---------         ---------
Sales .............................................           1         $ 344,346         $ 393,445         $ 418,804
Commission income .................................           1               628               633               405
                                                                        ---------         ---------         ---------
      Total revenue ...............................                       344,974           394,078           419,209
Cost of sales .....................................                       315,757           340,069           362,550
                                                                        ---------         ---------         ---------
      Gross profit ................................                        29,217            54,009            56,659
Selling, general and administrative expenses ......                        35,641            35,067            36,573
Environmental expense recoveries ..................        1,13            (3,000)             (631)             (750)
Restructuring charges, net ........................           4             3,373                --                --
                                                                        ---------         ---------         ---------
      Operating (loss) income .....................                        (6,797)           19,573            20,836
Other:
      Other income, net ...........................          12               228               279             5,491
      Interest expense, net .......................           8           (13,402)          (12,112)           (8,772)
                                                                        ---------         ---------         ---------
      (Loss) income before income tax provision and
        minority interest .........................                       (19,971)            7,740            17,555
Income tax provision ..............................        1,10             1,278             5,558             7,974
                                                                        ---------         ---------         ---------
      (Loss) income before minority interest ......                       (21,249)            2,182             9,581
Minority interest .................................           1              (103)              (28)                7
                                                                        ---------         ---------         ---------
      Net (loss) income ...........................                       (21,352)            2,154             9,588
Other comprehensive income (loss):
      Foreign currency translation adjustment .....       1, 11             7,899            (3,911)           (8,084)
      Minimum pension liability adjustment, net ...    1, 7, 11           (18,876)          (13,802)               --
      Deferred loss on derivatives, net ...........    1, 9, 11              (219)             (122)               --
                                                                        ---------         ---------         ---------
      Comprehensive (loss) income .................                     $ (32,548)        $ (15,681)        $   1,504
                                                                        =========         =========         =========

                 See notes to consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                             December 31,
                                                                                      ---------------------------
                                                                       Notes             2002              2001
                                                                     ---------        ---------         ---------
ASSETS
Current Assets:
      Cash and cash equivalents ....................................        1         $  29,438         $  31,772
      Accounts receivable, less allowance for doubtful
        accounts ($2,036 in 2002 and $1,697 in 2001) ...............                     46,154            43,419
      Accounts receivable - related parties ........................       17             5,632             5,010
      Inventories ..................................................      1,5            65,741            75,183
      Prepaid expenses and other current assets ....................                      9,656            14,570
                                                                                      ---------         ---------
           Total current assets ....................................                    156,621           169,954
Investments in affiliates ..........................................        1             2,117             1,126
Property, plant and equipment, net .................................      1,6            66,522            59,107
Other assets .......................................................                     22,905            11,332
                                                                                      ---------         ---------
           Total ...................................................                  $ 248,165         $ 241,519
                                                                                      =========         =========

LIABILITIES AND SHAREHOLDER'S (DEFICIT) EQUITY
Current Liabilities:
      Short-term debt ..............................................        8         $   5,988         $   4,368
      Current portion of long-term debt ............................        8               284               234
      Accounts payable .............................................                     36,102            29,418
      Accounts payable - related parties ...........................       17             1,027               834
      Accrued expenses .............................................                     14,342            13,504
      Current portion of environmental liabilities .................     1,13             4,191             3,842
      Taxes payable ................................................       10             2,048             2,767
                                                                                      ---------         ---------
           Total current liabilities ...............................                     63,982            54,967
                                                                                      ---------         ---------
Long-term Liabilities:
      Long-term debt ...............................................        8           121,019           118,919
      Accrued pension liabilities ..................................      1,7            47,509            20,109
      Environmental liabilities, net ...............................     1,13            26,285            29,049
      Other liabilities ............................................                      1,394             1,234
                                                                                      ---------         ---------
           Total long-term liabilities .............................                    196,207           169,311
                                                                                      ---------         ---------
           Total liabilities .......................................                    260,189           224,278
                                                                                      ---------         ---------

Commitments and Contingencies                                              14
Minority Interest ..................................................        1               462               340

Shareholder's (Deficit) Equity:
      Common stock - par value $.01 per share, authorized 10,000,000
        shares, issued and outstanding 5,000,000 shares ............       11                50                50
      Due from parent company ......................................       11           (21,715)          (19,714)
      Additional paid-in capital ...................................       11            72,514            67,352
      Accumulated other comprehensive loss .........................       11           (38,621)          (27,425)
      Retained deficit .............................................       11           (24,714)           (3,362)
                                                                                      ---------         ---------
           Total shareholder's (deficit) equity ....................                    (12,486)           16,901
                                                                                      ---------         ---------
           Total ...................................................                  $ 248,165         $ 241,519
                                                                                      =========         =========

                 See notes to consolidated financial statements

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (In thousands)

                                                                               Year Ended December 31,
                                                                      ------------------------------------------
                                                                        2002             2001             2000
                                                                      --------         --------         --------
Cash Flows from Operating Activities:
Net (loss) income ................................................    $(21,352)        $  2,154         $  9,588
Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities:
      Depreciation and amortization ..............................       8,293            8,175            7,109
      Gain on sale of assets .....................................          --               --           (5,128)
      Deferred income taxes ......................................        (255)           1,277            3,388
      Restructuring charges, net .................................       3,373               --               --
Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable .................       3,045            3,380           (3,777)
      Decrease (increase) in inventories .........................      14,770             (318)         (12,141)
      Decrease (increase) in other current assets ................       4,362             (948)          (2,609)
      (Decrease) increase in accounts payable and accrued
         expenses ................................................      (2,748)          (2,762)           2,636
      Restructuring payments .....................................      (1,805)             (60)          (1,311)
      Environmental payments .....................................      (2,734)          (1,842)          (2,525)
      Other assets and liabilities, net ..........................         406           (2,897)          (2,671)
                                                                      --------         --------         --------
           Net cash provided by (used in) operating activities ...       5,355            6,159           (7,441)
                                                                      --------         --------         --------
Cash Flows from Investing Activities:
Additions to property, plant and equipment .......................     (11,240)         (15,553)         (13,918)
Proceeds from sale of assets .....................................          --               --            8,311
Acquisitions, net of cash ........................................          --               --          (11,386)
Other, net .......................................................      (3,207)             185              235
                                                                      --------         --------         --------
           Net cash used in investing activities .................     (14,447)         (15,368)         (16,758)
                                                                      --------         --------         --------
Cash Flows from Financing Activities:
Proceeds from long-term debt .....................................         216           17,312            8,545
Repayment of long-term debt ......................................        (309)          (9,324)            (515)
Net borrowing (repayment) of short-term debt .....................         883           (2,907)           8,083
Purchase of parent company debt ..................................          --               --          (19,714)
Capital contributions ............................................       4,401            1,257               90
                                                                      --------         --------         --------
           Net cash provided by (used in) financing activities ...       5,191            6,338           (3,511)
                                                                      --------         --------         --------

Effects of exchange rate changes on cash and cash equivalents ....       1,567           (1,148)            (658)
                                                                      --------         --------         --------
Net decrease in cash and cash equivalents ........................      (2,334)          (4,019)         (28,368)
Cash and cash equivalents - beginning of period ..................      31,772           35,791           64,159
                                                                      --------         --------         --------
Cash and cash equivalents - end of period ........................    $ 29,438         $ 31,772         $ 35,791
                                                                      ========         ========         ========

Supplemental Cash Flow Information:
Cash paid for income taxes .......................................    $  1,877         $  2,356         $  3,279
                                                                      ========         ========         ========
Cash paid for interest ...........................................    $ 13,681         $ 13,184         $ 12,272
                                                                      ========         ========         ========

                 See notes to consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

      Metallurg, Inc. and its majority-owned subsidiaries (collectively, "Metallurg") manufacture and sell high-quality specialty metals, alloys and metallic chemicals which are essential to the production of high-performance aluminum and titanium alloys, superalloys, steel and certain non-metallic materials for various applications in the aerospace, power supply, automotive, petrochemical processing and telecommunications industries. Metallurg sells over 100 different products to over 2,500 customers worldwide (primarily in North America and Europe).

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

      Effective December 31, 2002, Metallurg sold all of its ownership interests in its Nuremberg, Germany manufacturing facility and its European trading companies (See "Note 2. Change in Reporting Entity"). As the above transactions are between members of a common controlled group, as defined for accounting purposes, they are accounted for on an historical basis with no gain or loss being recorded, and the results presented herein have been restated to exclude the financial results of the companies sold and to reflect the new reporting entity for all periods presented.

      Metallurg is a wholly owned subsidiary of Metallurg Holdings, Inc. ("Metallurg Holdings") since the acquisition date of July 13, 1998. The financial statements do not reflect the pushdown of purchase accounting adjustments recorded by Metallurg Holdings.

      Effective December 31, 2000, Metallurg, Inc. changed from a fiscal year ending January 31 to a calendar year. As a result, the year ended December 31, 2000 (the "Transition Period") includes 11 months of results for Metallurg, Inc., the parent holding company and, consistent with historical reporting practice, the 12 months ended December 31, 2000 of results for its operating subsidiaries.

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

      Foreign Currency Translation - For foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates; income and expenses are translated using weighted-average exchange rates. Resulting translation adjustments are reported in a separate component of shareholder's equity. Translation adjustments for operations in highly inflationary economies and exchange gains and losses on transactions are included in earnings, and amounted to (losses) gains of $(1,092,000), $1,624,000, and $(73,000) for the years ended December 31, 2002,
2001 and 2000, respectively.

      Cash and Cash Equivalents - Metallurg presents all highly liquid instruments, maturing within 30 days or less when purchased, as cash equivalents.

      Inventories - Inventories are stated at the lower of cost or market, cost being determined using principally the average cost and specific identification methods. Metallurg estimates the net realizable value of its inventories at least quarterly and adjusts the carrying amount of these inventories to its market value, less a normal profit margin, as necessary.

      Investments in Affiliates - Investments in affiliates in which Metallurg has a 20% to 50% ownership interest and exercises significant management influence are accounted for in accordance with the equity method. Where management does not exercise significant influence and where Metallurg has less than a 20% interest, the investment is carried at cost.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

1.    Summary of Significant Accounting Policies - (Continued)

      Property and Depreciation - Depreciation is computed using principally the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in income.

      Valuation of Long-Lived Assets - Metallurg periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

      Revenue Recognition - Revenue is recognized when the earnings process is complete and the risks and rewards of ownership have transferred to the customer. In certain instances, Metallurg arranges sales for which the supplier invoices the customer directly. In such cases, Metallurg receives commission income, in its role as agent, which is recognized when the supplier passes title to the customer. Metallurg assumes no significant credit or other risk with such transactions.

      Environmental Remediation Costs and Recoveries - Losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Cost of future expenditures for environmental remediation obligations are not discounted to their present value. Environmental expense recoveries are generally recognized in income upon final settlement with Metallurg's insurance carriers.

      Income Taxes - Metallurg uses the liability method whereby deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of Metallurg's assets and liabilities. Metallurg does not provide for U.S. federal income taxes on the accumulated earnings considered permanently reinvested in certain of its foreign subsidiaries, which approximated $44,600,000 at December 31, 2002. These earnings have been invested in facilities and other assets and have been subject to substantial foreign income taxes, which may or could offset a major portion of any tax liability resulting from their remittance and inclusion in U.S. taxable income. Accordingly, Metallurg does not provide for U.S. income taxes on foreign currency translation adjustments related to these foreign subsidiaries.

      Retirement Plans - Metallurg maintains defined benefit plans for its employees in the U.S., the U.K., Norway and Germany. Several statistical and other factors, including assumptions about the discount rate, expected return on plan assets, rate of future compensation increases, employee turnover and mortality rates, are used in calculating the expense and liability related to the plans. The rate to discount future estimated liabilities is determined considering the rates available at year-end on long-term, high quality corporate bonds that could be used to settle the obligations of the plans. The long-term rate of return is estimated considering historical returns and expected returns on current and projected asset allocations. A liability is recognized on the balance sheet for each pension plan where the fair value of the assets of that pension plan is less than the accumulated benefit obligation. This liability is called a "minimum pension liability" and is recorded by a charge to Accumulated Other Comprehensive Loss in Shareholder's (Deficit) Equity. Pension costs are funded or accrued currently.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

1.    Summary of Significant Accounting Policies - (Continued)

      Stock-Based Compensation - Metallurg has a stock-based compensation plan, which is described in "Note 11. Shareholder's (Deficit) Equity". Metallurg accounts for this plan using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation cost is reflected in net income, as all options granted under this plan had an exercise price at least equal to the estimated market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if Metallurg had applied the fair value measurement and recognition methods prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to record expense for stock option compensation (in thousands):

                                                                                 Year Ended December 31,
                                                                        -----------------------------------------
                                                                          2002             2001            2000
                                                                        --------         --------        --------
            Net (loss) income, as reported .....................        $(21,352)        $  2,154        $  9,588
            Less: compensation expense for option awards
               determined by the fair value based method, net of
               related tax effects .............................             263              454             408
                                                                        --------         --------        --------
                 Pro forma net (loss) income ...................        $(21,615)        $  1,700        $  9,180
                                                                        ========         ========        ========

      Derivative Instruments and Hedging Activities - Metallurg uses derivative instruments, primarily forward contracts, to manage certain foreign currency, interest rate and commodity price exposures. Derivative instruments are viewed as risk management tools by Metallurg and are not used for trading or speculative purposes. Derivative instruments are recorded on the balance sheet at fair value. Derivatives used to hedge foreign-currency-denominated balance sheet items are reported directly in earnings along with offsetting gains and losses on the items being hedged. Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases are accounted for as cash flow hedges. Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, and gains and losses on foreign currency transactions not designated as hedges are recognized currently in income.

      Recent Accounting Pronouncements - Effective January 1, 2002, Metallurg adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting and reporting of acquired goodwill and other intangible assets. The adoption of SFAS No. 142 did not have a material effect on Metallurg's financial statements. The financial statements do not reflect the pushdown of purchase accounting adjustments, including goodwill, recorded by Metallurg Holdings in 1998.

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

      In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and related literature and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, but it retains the fundamental provisions of SFAS No. 121 for the recognition of the impairment of long-lived assets to be held and used. SFAS No. 144 was effective for Metallurg on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on Metallurg's consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

1.    Summary of Significant Accounting Policies - (Continued)

      Effective January 1, 2003, Metallurg will adopt SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value only once the liability is incurred. The provisions of this statement will be applied to any future exit or disposal activities.

      In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" was issued. This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Metallurg accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123 and SFAS No. 148.

      In November 2002, Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," was issued. This interpretation requires the initial recognition and initial measurement, on a prospective basis only, of guarantees issued or modified after December 31, 2002. Additionally, certain disclosure requirements are effective for financial statements ending after December 15, 2002. There were no disclosures required in Metallurg's Consolidated Financial Statements for the year ended December 31, 2002, and Metallurg does not believe the adoption of this interpretation in 2003 will have a material impact on its financial statements.

      Earnings Per Share - Earnings per share is not presented since Metallurg, Inc. is a wholly owned subsidiary of Metallurg Holdings.

2.    Change in Reporting Entity

      Effective December 31, 2002, Metallurg completed the sale of certain subsidiaries as described below. As these transactions are between members of a common controlled group, as defined for accounting purposes, Metallurg has restated its financial statements for all periods to reflect a new reporting entity that excludes these subsidiaries. As a result, there is no gain or loss recorded and any proceeds received have been recorded as capital contributions from members of the common controlled group. Had Metallurg continued to report results of the former reporting entity, net (loss) income would have been $(17,483,000), $3,767,000 and $10,123,000 for the years ended December 31, 2002,
2001 and 2000, respectively.

      Metallurg, through its wholly owned subsidiary, Metallurg Holdings Corporation, sold all of its ownership interests in (a) GfE Gesellschaft fur Elektrometallurgie mbH ("GfE"), which was comprised of production facilities and a sales office in Germany; and (b) the following sales offices: Metallurg International Resources GmbH ("MIR"), a German company, and its foreign branches; Ferrolegeringar Aktiengesellschaft ("FAG"), a Swiss company, and its subsidiaries; and Aktiebolaget Ferrolegeringar ("ABF"), a Swedish company.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

2.    Change in Reporting Entity - (Continued)

      The shares of MIR, FAG, ABF and GfE Giesserei- und Stahlwerksbedarf GmbH, GfE's sales office in Germany, were sold to Sudamin Recycling GmbH & Co. KG ("Sudamin"), a German company. Sudamin is controlled by Safeguard International, the majority owner of Metallurg Holdings. The aggregate purchase price consisted of $6,499,000 in cash plus $2,001,000 in fair value of Metallurg Holdings' 12.75% Senior Discount Notes due 2008 (the "Senior Discount Notes"). The purchase price will be adjusted upon finalization of U.S. GAAP financial statements as of December 31, 2002. The net book value of the entities sold was $7,527,000 at December 31, 2002.

      The shares of GfE (exclusive of its sales office) were sold to Safeguard International Fund PFW, L.L.C. ("Safeguard PFW"). Safeguard PFW is a Delaware company owned by Safeguard International Fund, L.P. ("Safeguard International"). Consideration consisted of (i) one Euro in cash and (ii) the right of Metallurg to receive a further payment of 3% of the net proceeds received by GfE or Safeguard PFW in the event of a sale of GfE's medical products subsidiary, GfE Medizintechnik GmbH. The shares of GfE (exclusive of its sales office) had a negative net book value of $9,093,000 at December 31, 2002. In conjunction with the sale, an outstanding intercompany loan from Metallurg to GfE in the amount of $7,000,000 was restructured. Metallurg is to receive $1,000,000 in 2003. The remaining $6,000,000 principal balance is subordinated. The loan bears interest at a rate of 10% per annum and repayments of principal and interest are due from 2006 through 2010. Under certain circumstances, the loan may be repaid prior to its maturity.

      Dr. Heinz C. Schimmelbusch and Mr. Arthur R. Spector, both of whom are directors and officers of Metallurg Holdings, are also directors and officers of Safeguard PFW and directors of Sudamin.

3.    Segments and Related Information

      Metallurg operates in one significant industry segment, the manufacture and sale of performance-enhancing additives mainly for the metallurgical industry. Metallurg is organized around its major production facilities in the U.K., the U.S., Brazil and Germany, which are supported by an established worldwide sales network. In addition to its own products, Metallurg distributes complementary products manufactured by third parties.

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

      Shieldalloy Metallurgical Corporation ("SMC") - This unit is comprised of two production facilities in the U.S. The Ohio plant manufactures and sells ferrovanadium and vanadium-based chemicals used mostly in the steel and petrochemical industries. The New Jersey plant currently manufactures and sells alloying tablets for the aluminum industry and metal powders for the welding industry. In the second quarter of 2001, Metallurg rationalized its aluminum master alloy and grain refiner production. Production of these products ceased at SMC's New Jersey plant and is now concentrated at LSM's and CIF's facilities in the U.K., Norway and Brazil.

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

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

3.    Segments and Related Information - (Continued)

      Elektrowerk Weisweiler GmbH ("EWW") - This production unit, located in Germany, produces various grades of low carbon ferrochrome used in the superalloy, welding and steel industries.

      In addition to their manufacturing operations, LSM and SMC import and distribute complementary products manufactured by affiliates and third parties.

      Summarized financial information concerning Metallurg's reportable segments is shown in the following table (in thousands). Each segment records direct expenses related to its employees and operations. The "Other" column includes corporate-related items and results of subsidiaries not meeting the quantitative thresholds as prescribed by applicable accounting rules for determining reportable segments. Metallurg does not allocate general corporate overhead expenses to operating segments. The accounting policies of the segments are the same as those described in "Note 1. Summary of Significant Accounting Policies". Transactions among segments are established based on negotiation among the parties.

                                                                                                    Intersegment  Consolidated
                                       LSM         SMC           CIF          EWW          Other    Eliminations     Totals
                                    ---------   ---------     ---------    ---------     ---------  ------------  ------------
Year Ended December 31, 2002
Revenue from external customers....  $ 132,766   $  86,698     $  17,878    $  21,865     $  85,767                 $ 344,974
Intergroup revenue ................     28,212       5,355        14,991        9,842         2,635     $ (61,035)         --
Environmental expense recoveries...         --      (3,000)           --           --            --            --      (3,000)
Interest income ...................        200         981            37          151         3,988        (4,552)        805
Interest expense ..................      1,709       1,349           782           50        14,869        (4,552)     14,207
Depreciation and amortization .....      4,368       1,598         1,053          425           849            --       8,293
Income tax provision (benefit) ....        868      (2,026)          173         (506)        2,769            --       1,278
Net (loss) income .................     (2,452)     (3,951)          452         (870)      (21,411)        6,880     (21,352)
Assets ............................    102,588      79,058        22,388       26,709       252,947      (235,525)    248,165
Capital expenditures ..............      2,168       5,366         3,057          304           345            --      11,240

Year Ended December 31, 2001
Revenue from external customers ...  $ 145,475   $  99,038     $  16,265    $  18,396     $ 114,904                 $ 394,078
Intergroup revenue ................     27,686       5,030        23,118       17,489         5,024     $ (78,347)         --
Environmental expense recoveries ..         --        (631)           --           --            --            --        (631)
Interest income ...................         82       1,022            58          219         4,629        (4,236)      1,774
Interest expense ..................      1,733       1,168         1,040           42        14,139        (4,236)     13,886
Depreciation and amortization .....      4,067       1,516         1,153          518           921            --       8,175
Income tax provision (benefit) ....        630      (2,925)        1,678        1,531         4,644            --       5,558
Net income (loss) .................      1,795      (2,152)        3,487        2,223        20,011       (23,210)      2,154
Assets ............................     84,105      81,453        20,421       26,981       302,729      (274,170)    241,519
Capital expenditures ..............      4,661       7,579         2,685          140           488            --      15,553

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

3.    Segments and Related Information - (Continued)

                                                                                                   Intersegment  Consolidated
                                       LSM          SMC           CIF          EWW       Other     Eliminations     Totals
                                    ---------    ---------     ---------    ---------   --------   ------------  ------------
Year Ended December 31, 2000
Revenue from external customers      $ 147,475    $ 114,297     $  14,948    $  19,554    $ 122,935                 $ 419,209
Intergroup revenue .............        33,104        4,638        14,062       17,000        2,709    $ (71,513)          --
Environmental expense recoveries            --         (750)           --           --           --           --         (750)
Interest income ................            51        1,152           551          116        3,725       (2,208)       3,387
Interest expense ...............         1,228          405           374           56       12,304       (2,208)      12,159
Depreciation and amortization ..         3,398        1,409           988          641          673           --        7,109
Income tax provision (benefit) .         2,167          (54)          416        2,206        3,239           --        7,974
Net income (loss) ..............         4,584         (604)        2,750          731       21,404      (19,277)       9,588
Assets .........................        96,371       74,556        16,086       29,591      193,727     (155,558)     254,773
Capital expenditures ...........         8,746        3,435           887          234          616           --       13,918

      Metallurg sells its products in over 50 countries. The following table presents revenue by country based on the location of the user of the product (in thousands):

                                                          Year Ended December 31,
                                            --------------------------------------------------
                                              2002                 2001                 2000
                                            --------             --------             --------
      U.S ............................      $ 97,126             $135,025             $148,862
      South Africa ...................        40,468               34,483               35,682
      Germany ........................        31,918               41,242               36,001
      U.K ............................        25,228               35,101               44,457
      Canada .........................        18,222               15,934               23,201
      France .........................        13,169               15,418               14,277
      Italy ..........................        10,510                8,874               10,504
      Sweden .........................         8,461                8,937               10,555
      Other ..........................        99,244               98,431               95,265
      Commission income ..............           628                  633                  405
                                            --------             --------             --------
            Total revenue ............      $344,974             $394,078             $419,209
                                            ========             ========             ========

      The following table presents property, plant and equipment by country based on the location of the assets (in thousands):

                                                             December 31,
                                                     -------------------------
                                                       2002              2001
                                                     -------           -------
            U.K ...............................      $25,600           $24,682
            U.S ...............................       23,073            19,546
            Brazil ............................        9,015             7,014
            Germany ...........................        2,341             2,108
            Other .............................        6,493             5,757
                                                     -------           -------
                  Total .......................      $66,522           $59,107
                                                     =======           =======

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

4.    Restructuring

      During 2002, Metallurg carried out a restructuring program intended to reduce the cost structure at corporate headquarters, SMC and LSM. The restructuring plan includes the discontinuation of certain production activities, the termination of employees and the write-down of redundant plant and equipment. As a result of the restructuring and other cost reduction activities, Metallurg currently expects to generate cost savings of approximately $8 million annually in future periods. Details of the restructuring charge are as follows (in thousands):

                                                              Utilized            Balance at
                                         Original       ---------------------    December 31,
                                          Charge         Cash        Non-cash        2002
                                         --------       ------       --------    ------------
Severance and other employee costs .....  $3,407        $1,786                      $1,621
Write-down of plant and equipment ......     103            --        $  103            --
                                          ------        ------        ------        ------
       Total ...........................  $3,510        $1,786        $  103        $1,621
                                          ======        ======        ======        ======

      At corporate headquarters, Metallurg, Inc. recorded a restructuring charge of $1,989,000 for severance costs of four corporate executives and five administrative employees, all of whom were terminated during the year. Under the terms of their employment and severance agreements, the severance will be paid over a period of up to 18 months. Of this amount, $499,000 was paid as of December 31, 2002.

      LSM recorded a restructuring charge of 'L'710,000 ($1,068,000) for severance costs of 18 production employees and 11 administrative employees who were terminated during the year. The entire amount was paid during the year.

      SMC recorded a restructuring charge of $453,000, of which $350,000 was for severance costs of one executive, 16 production employees and nine administrative employees, all of whom were terminated during the year. Of this amount, $219,000 had been paid by December 31, 2002. The remaining $103,000 was for the write-down of property and equipment no longer used in operations.

      During 2002, EWW paid $19,000 and reversed the remaining prior year accrual balance of $137,000 following the completion of its restructuring program, resulting in Metallurg recording a net restructuring charge of $3,373,000 in 2002.

5.    Inventories

      Inventories consist of the following (in thousands):

                                                       December 31,
                                                --------------------------
                                                  2002               2001
                                                -------            -------
      Raw materials ................            $12,727            $18,318
      Work in process ..............                998                701
      Finished goods ...............             49,528             53,454
      Other ........................              2,488              2,710
                                                -------            -------
           Total ...................            $65,741            $75,183
                                                =======            =======

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

6.    Property, Plant and Equipment

      The major classes of property, plant and equipment are as follows (in thousands):

                                                                       December 31,
                                                                ------------------------        Estimated
                                                                  2002            2001            Lives
                                                                --------        --------        ---------
            Land ...........................................    $  2,488        $  1,998
            Buildings and leasehold improvements ...........      20,798          18,656          5-50
            Machinery ......................................      75,412          53,361          3-12
            Office furniture and equipment .................       6,642           6,225          3-10
            Transportation equipment .......................       2,612           2,314           2-5
            Construction in progress .......................         798           8,388
                                                                --------        --------
                      Total ................................     108,750          90,942
            Less: accumulated depreciation .................      42,228          31,835
                                                                --------        --------
                      Property, plant and equipment, net ...    $ 66,522        $ 59,107
                                                                ========        ========

      Depreciation expense related to property, plant and equipment was $7,679,000, $7,347,000, and $6,480,000 for the years ended December 31, 2002,
2001 and 2000, respectively.

7.    Retirement Plans

Metallurg, Inc. and Domestic Subsidiaries

      Metallurg, Inc. and its domestic subsidiaries have tax qualified, noncontributory defined benefit pension plans covering substantially all salaried and certain hourly paid employees. The plans generally provide benefit payments using a formula based on an employee's compensation and length of service. These plans are funded in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act. Substantially all plan assets are invested in cash and short-term investments or listed stocks and bonds. Metallurg, Inc. also maintains tax qualified defined contribution plans covering substantially all of the salaried employees of Metallurg, Inc. and its domestic subsidiaries. All contributions, including a portion that represents a company match, are made in cash into mutual fund accounts in accordance with the participants' investment elections.

Foreign Subsidiaries

      Two of Metallurg's major subsidiaries, LSM and EWW, maintain defined benefit pension plans covering all eligible employees in the U.K. and Norway and in Germany, respectively. Substantially all plan assets are invested in listed stocks and bonds. Benefits under these plans are based on years of service and the employee's compensation. Benefits are paid either from plan assets or, if necessary, directly by Metallurg. The range of assumptions that are used for these plans reflect the different economic environments within the various countries. Several of Metallurg's other foreign subsidiaries have retirement plans that cover certain eligible employees.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

7.    Retirement Plans - (Continued)

      Net pension cost consisted of the following for the years ended December 31, 2002, 2001 and 2000, respectively (in thousands):

                                                                     U.S. Plans                      Non-U.S. Plans
                                                              Year Ended December 31,            Year Ended December 31,
                                                          -------------------------------     -----------------------------
                                                            2002        2001        2000        2002        2001      2000
                                                          -------     -------     -------     -------     -------   -------
Components of net periodic benefit cost:
   Service cost ......................................    $   479     $   498     $   464     $ 2,309     $ 1,654   $ 1,685
   Interest cost .....................................      1,410       1,382       1,341       5,442       4,736     4,416
   Expected return on plan assets ....................     (1,480)     (1,677)     (1,836)     (5,298)     (5,228)   (5,719)
   Net amortization and deferral .....................         12           8        (241)      1,077          22      (296)
                                                          -------     -------     -------     -------     -------   -------
                                                              421         211        (272)      3,530       1,184        86
   Cost of other defined benefit plans ...............         --          --          --          46           4        --
   Cost of defined contribution plans (net of
     forfeitures) ....................................        196         226         205          77          82        73
                                                          -------     -------     -------     -------     -------   -------
   Total retirement plan expense (benefit) recognized
     in the Statements of Consolidated Operations ....    $   617     $   437     $   (67)    $ 3,653     $ 1,270   $   159
                                                          =======     =======     =======     =======     =======   =======

      The following table summarizes the changes in benefit obligation and changes in plan assets for Metallurg's principle defined benefit plans (in thousands).

                                                                           U.S. Plans                Non-U.S. Plans
                                                                     Year Ended December 31,     Year Ended December 31,
                                                                     -----------------------     -----------------------
                                                                        2002          2001          2002          2001
                                                                     ---------     ---------     ---------     ---------
Change in benefit obligation:
    Benefit obligation at beginning of year .....................    $  20,241     $  19,029     $  92,536     $  85,019
    Service cost ................................................          479           498         2,309         1,654
    Interest cost ...............................................        1,410         1,382         5,442         4,736
    Actuarial loss ..............................................          947           603         5,513         5,432
    Benefits paid ...............................................       (1,375)       (1,271)       (4,814)       (2,026)
    Amendments ..................................................           40            --            --            --
    Foreign currency translation adjustment .....................           --            --        11,291        (2,279)
                                                                     ---------     ---------     ---------     ---------
    Benefit obligation at end of year ...........................       21,742        20,241       112,277        92,536
                                                                     ---------     ---------     ---------     ---------

Change in plan assets:
    Fair value of plan assets at beginning of year ..............       16,996        19,095        66,394        73,823
    Actual return on plan assets ................................       (1,759)       (1,103)       (8,973)       (5,825)
    Employer and employee contributions .........................          228           275         2,286         2,058
    Benefits paid ...............................................       (1,375)       (1,271)       (4,432)       (1,743)
    Foreign currency translation adjustment .....................           --            --         6,483        (1,919)
                                                                     ---------     ---------     ---------     ---------
    Fair value of plan assets at end of year ....................       14,090        16,996        61,758        66,394
                                                                     ---------     ---------     ---------     ---------

Funded status ...................................................       (7,652)       (3,245)      (50,519)      (26,142)
Unrecognized net actuarial loss .................................        6,107         1,927        49,900        27,433
Unrecognized prior service cost .................................          111            78            40            39
                                                                     ---------     ---------     ---------     ---------
    (Accrued) prepaid pension cost - principle benefit plans ....       (1,434)       (1,240)         (579)        1,330
    (Accrued) prepaid pension cost - other plans ................           --            --           (81)          (35)
                                                                     ---------     ---------     ---------     ---------
           Total (accrued) prepaid pension cost recognized in the
                Consolidated Balance Sheets .....................    $  (1,434)    $  (1,240)    $    (660)    $   1,295
                                                                     =========     =========     =========     =========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

7.    Retirement Plans - (Continued)

                                                             U.S. Plans              Non-U.S. Plans
                                                       Year Ended December 31,   Year Ended December 31,
                                                       -----------------------   -----------------------
                                                          2002         2001         2002         2001
                                                        --------     --------     --------     --------
Amounts recognized in the Consolidated Balance Sheet
   are as follows:
      Other assets:
         Prepaid pension asset .....................                              $    766     $    766
         Intangible asset ..........................    $    111     $     78           --           --
      Accrued pension liabilities ..................      (6,549)      (2,245)     (40,960)     (17,864)
      Accumulated other comprehensive loss .........       5,004          927       39,534       18,393
                                                        --------     --------     --------     --------
           Net amount recognized ...................    $ (1,434)    $ (1,240)    $   (660)    $  1,295
                                                        ========     ========     ========     ========

      The following table indicates the weighted-average assumptions made for Metallurg's defined benefit plans:

                                                                            Year Ended December 31,
                                                                     -------------------------------------
                                                                        2002           2001        2000
                                                                     -----------   -----------  ----------
U.S. Plans:
    Discount rate..............................................        6.75%           7.25%      7.50%
    Rate of compensation increase..............................        4.00%           4.00%      4.00%
    Expected return on plan assets.............................        9.00%           9.00%      9.00%

Non-U.S. Plans:
    Discount rate..............................................        5.57%           5.72%      6.07%
    Rate of compensation increase..............................        3.68%           3.93%      4.34%
    Expected return on plan assets.............................        7.70%           7.69%      7.73%

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension benefit plans with accumulated benefit obligations in excess of plan assets as of December 31, 2002 and 2001 were as follows (in thousands):

                                                                       U.S. Plans                         Non-U.S. Plans
                                                                      December 31,                         December 31,
                                                                -------------------------           --------------------------
                                                                 2002              2001               2002              2001
                                                                -------           -------           --------           -------
Projected benefit obligation........................            $21,742           $20,241           $104,660           $85,730
Accumulated benefit obligation......................             20,639            19,241             93,056            75,202
Fair value of plan assets...........................             14,090            16,996             53,781            59,861

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

8.    Borrowings

      Long-term debt consists of the following (in thousands):

                                                        December 31,
                                                   ----------------------
                                                     2002          2001
                                                   --------      --------
            Metallurg, Inc.:
                  Senior Notes .................   $100,000      $100,000
                                                   --------      --------
            Foreign subsidiaries:
                  LSM ..........................     20,447        18,459
                  EWW ..........................        545           549
                  Other ........................        311           145
                                                   --------      --------
                                                     21,303        19,153
                                                   --------      --------
                       Subtotal ................    121,303       119,153
            Less: amounts due within one year ..        284           234
                                                   --------      --------
                       Total long-term debt ....   $121,019      $118,919
                                                   ========      ========

Metallurg, Inc. and Domestic Subsidiaries

      In November 1997, Metallurg, Inc. sold its $100,000,000 11% Senior Notes due 2007 (the "Senior Notes"). Interest is payable semi-annually. The Senior Notes are redeemable at the option of Metallurg, Inc., in whole or in part, at any time on or after December 2002. The Senior Notes are fully and unconditionally guaranteed by the U.S. subsidiaries of Metallurg, Inc. on a senior unsecured basis. The Senior Note indenture contains limitations on, among other things, the ability of Metallurg to incur indebtedness and enter into certain mergers, consolidations or asset sales. In addition, under the terms of the indenture, Metallurg, Inc. is limited in its ability to make restricted payments, as defined and including, among other things, minority investments in subsidiaries and dividend payments, to a formula based on the cumulative net income since November 1, 1997 and certain specified allowances. As a result of this limitation, Metallurg, Inc. is permitted to make future restricted payments in the amount of $7,494,000 as of December 31, 2002.

      On October 29, 1999, Metallurg, Inc., SMC and certain of Metallurg, Inc.'s other subsidiaries (the "Borrowers") renewed their existing credit facility with certain financial institutions led by Fleet National Bank as agent (the "Revolving Credit Facility") for a term of five years. This facility, as amended in December 2002, provides the Borrowers with up to $30,000,000 for working capital requirements and general corporate purposes. Interest is charged at a rate per annum equal to (i) LIBOR, plus 2.0% - 2.5% or (ii) Prime, plus up to 1.0%, based on the performance of Metallurg, Inc. and certain of its subsidiaries (the "North American Group"), as defined in the Revolving Credit Facility. Interest rates on amounts borrowed are adjusted quarterly, based on the North American Group's fixed charge coverage ratio. The Borrowers are required to pay a fee of 0.375% per annum on the unused portion of the facility. The total amount the Borrowers may borrow at any time is limited to a borrowing base calculation that is based on eligible accounts receivable, inventory and certain fixed assets. At December 31, 2002, there were no borrowings under this facility; however, outstanding letters of credit totaled $21,379,000. The Borrowers had unused borrowing capacity of $364,000 under this facility. The Revolving Credit Facility continues to prohibit Metallurg, Inc. from making dividends prior to 2004 and requires the Borrowers and certain subsidiaries to comply with various covenants, including the maintenance of minimum liquidity, as defined in the agreement, at a $10,000,000 level. Liquidity, as defined, was $13,992,000 at December 31, 2002.

      Currently, Metallurg Holdings, Metallurg, Inc.'s parent, does not have sufficient cash on hand to make the interest payment due on its Senior Discount Notes in January 2004. While Metallurg, Inc. may be able to distribute cash to Metallurg Holdings for the purpose of making the January 2004 interest payment, Metallurg, Inc. could be prohibited from making a cash distribution at such time under the restrictive covenants of its Revolving Credit Facility. If Metallurg Holdings were unable to make its interest payment when due, it could lead to a foreclosure on its assets, principally the equity of Metallurg, Inc., and create a default in accordance with the terms of Metallurg, Inc.'s Senior Note indenture.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

8.    Borrowings - (Continued)

Foreign Subsidiaries

      LSM has revolving credit facilities with Barclays Bank plc ("Barclays") and HSBC Bank plc ("HSBC"). In 2002, an overdraft facility with Barclays was reduced by 'L'1,000,000 ($1,610,000). These facilities now provide LSM with up to 'L'7,500,000 ($12,073,000) of borrowings, 'L'43,300,000
($69,700,000) of foreign exchange contracts and options and 'L'4,000,000 ($6,439,000) for other ancillary banking arrangements, including bank guarantees. Borrowings under these facilities are unsecured and payable on demand. Outstanding loans under this facility bear interest at a rate of 1.0% over the lender's base rate. At December 31, 2002, there were no borrowings under these facilities.

      LSM also has four revolving term loan facilities with Barclays and HSBC that provide for borrowings up to 'L'12,000,000 ($19,316,000), all of which were outstanding at December 31, 2002. Two of the facilities expire during the second quarter of 2004 while the other two expire during the second quarter of 2006. These term loan facilities are unsecured and require LSM to comply with various covenants, including the maintenance of annual minimum net worth and interest coverage. In 2002, following a decline in operating results, the term loan agreements were amended and the annual interest rate was increased to LIBOR plus 1.75%. Also due to the decline in operating results, LSM obtained, in December 2002, waivers from HSBC regarding the annual minimum interest coverage ratio covenant for the period ended December 31, 2002.

      LSM's Norwegian facility has an unsecured overdraft facility of NOK 15,000,000 ($2,165,000). Borrowings under this facility bear interest at a rate of NIBOR plus 1.25%. At December 31, 2002, there was NOK 10,562,000 ($1,524,000)
outstanding under this facility. During 2000, the Norwegian facility entered into an unsecured term loan in the amount of NOK 10,000,000 ($1,443,000). Repayments began in November 2000 and continue for 10 years in equal monthly installments plus interest at NIBOR plus 1.25%.

      EWW has committed lines of credit with several banks in the aggregate amount of 'E'3,168,000 ($3,326,000). The credit agreements require EWW to pledge certain assets, which include accounts receivable, inventory and fixed assets. At December 31, 2002, there were no borrowings under these facilities. In 1998, EWW borrowed DM 1,478,000 ('E'756,000 or $794,000). Payments began in 2000 and continue at DM 185,000 ('E'95,000 or $100,000) per year until maturity in 2008. The loan bears interest at 4.25%.

      Metallurg, Inc.'s other foreign subsidiaries maintain short-term secured and unsecured borrowing arrangements, generally in local currencies, with various banks totaling $10,164,000. Borrowings under these arrangements aggregated $4,464,000 at December 31, 2002 at a weighted-average interest rate of 11.6%.

      Interest expense totaled $14,207,000, $13,886,000, and $12,159,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

      The scheduled maturities of long-term debt during the next five years are as follows (in thousands):

              December 31,
              ------------
              2003............................................   $       284
              2004............................................         9,961
              2005............................................           304
              2006............................................         9,957
              2007............................................       100,248
              Thereafter......................................           549
                                                                 -----------
                        Total.................................   $   121,303
                                                                 ===========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

9.    Financial Instruments

      The carrying amounts and fair values of financial instruments are as follows (in thousands):

                                                                December 31, 2002                      December 31, 2001
                                                         ------------------------------        --------------------------------
                                                          Carrying              Fair             Carrying              Fair
                                                           Amount               Value             Amount               Value
                                                         -----------         ----------        ------------          ----------
Financial assets and liabilities:
   Cash and cash equivalents .......................        $ 29,438            $29,438          $ 31,772            $ 31,772
   Investments in affiliates .......................           2,117              2,117             1,126               1,126
   Short-term debt .................................           5,988              5,988             4,368               4,368
   Senior Notes ....................................         100,000             63,000           100,000              88,000
   Other long-term debt ............................          21,303             21,303            19,153              19,153

                                                          Notional              Market            Notional             Market
                                                           Amount                Value             Amount              Value
                                                         -----------         ----------        ------------          ----------
Derivative instruments:
   Forward exchange contracts:
      Sales ........................................         $23,906              $(134)          $29,221                $242
      Purchases ....................................           4,513               (347)            3,197                 368
   Interest rate collar ............................          19,316               (361)           17,472                (120)
   Commodity price contracts:
      Sales ........................................             130                 (2)            2,771                  28
      Purchases ....................................           4,023                 25             5,448                 (94)

      The carrying amount of cash and cash equivalents and short-term debt approximates fair value due to their liquidity and short-term maturities. All investments purchased with maturities of three months or less are considered cash equivalents. Fair values of investments in affiliates are not readily available. The fair value of Metallurg, Inc.'s Senior Notes is based on quoted market prices. Metallurg's other long-term debt includes floating-rate debt, the carrying amount of which approximates fair value.

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

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

9.    Financial Instruments - (Continued)

      In 2001, LSM entered into a zero premium interest rate collar on its long-term debt of 'L'12,000,000 ($19,316,000) notional principal that limits the variable spread on its LIBOR-based interest payments between a floor of 5.22% and a cap of 7.0%, plus a margin of 1.75%. Any amounts to be paid or received on the collar are recognized as an adjustment to interest expense. The agreement expires in June 2004. The fair value of the collar is based on the amount at which it can be settled with the counterparty.

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

10.   Income Taxes

      For financial reporting purposes, (loss) income before income tax provision and minority interest includes the following components (in thousands):

                                               Year Ended December 31,
                                        --------------------------------------
                                           2002           2001           2000
                                        --------       --------       --------
            U.S .....................   $(19,721)      $ (5,330)      $  1,441
            Foreign .................       (250)        13,070         16,114
                                        --------       --------       --------
                       Total ........   $(19,971)      $  7,740       $ 17,555
                                        ========       ========       ========

      The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to Metallurg's effective tax rate is as follows (dollars in thousands):

                                                                           Year Ended December 31,
                                                   ------------------------------------------------------------------------
                                                           2002                     2001                       2000
                                                   --------------------     ---------------------     ---------------------
                                                      Tax                      Tax                       Tax
                                                   (Benefit)                Provision                 Provision
                                                   Provision        %       (Benefit)        %        (Benefit)        %
                                                   ---------    -------     ---------     -------     ---------     -------
Income tax (benefit) provision at
   statutory rate .........................        $(6,990)        35.0      $ 2,709         35.0      $ 6,144         35.0
State and local income taxes, net
   of federal income tax effect ...........             21         (0.1)         145          1.9          163          0.9
Effect of net change of foreign
   valuation allowance and differences
   between U.S. and foreign rates .........          1,557         (7.8)         916         11.8        1,159          6.6
Foreign dividends .........................          1,273         (6.4)       2,059         26.6          642          3.7
Changes in domestic valuation allowance ...          5,185        (26.0)        (302)        (3.9)        (185)        (1.1)
Permanent and other differences ...........            232         (1.1)          31          0.4           51          0.3
                                                   -------      -------      -------      -------      -------      -------
           Total ..........................        $ 1,278         (6.4)     $ 5,558         71.8      $ 7,974         45.4
                                                   =======      =======      =======      =======      =======      =======

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

10.   Income Taxes - (Continued)

      The income tax provision represents the following (in thousands):

                                                                  Year Ended December 31,
                                                         ---------------------------------------
                                                           2002            2001            2000
                                                         -------         -------         -------
            Current:
                 U.S. federal .......................    $  (231)        $  (170)        $    85
                 U.S. state and local ...............         32             219             247
                 Foreign ............................      1,732           4,232           4,254
                                                         -------         -------         -------
                       Total current ................      1,533           4,281           4,586
                                                         -------         -------         -------
            Deferred:
                 U.S. federal and state .............          8              19             843
                 Foreign ............................       (263)          1,258           2,545
                                                         -------         -------         -------
                       Total deferred ...............       (255)          1,277           3,388
                                                         -------         -------         -------
                       Total income tax provision ...    $ 1,278         $ 5,558         $ 7,974
                                                         =======         =======         =======

      U.S. federal income tax refunds receivable of $208,000 and $1,133,000 at December 31, 2002 and 2001, respectively, consist of carryback claims related to environmental expenses. These receivables are reflected in prepaid expenses in the accompanying Consolidated Balance Sheets.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of Metallurg's deferred tax assets and liabilities are as follows (in thousands):

                                                                   December 31,
                                                            -------------------------
                                                              2002             2001
                                                            --------         --------
            Deferred Tax Assets:
                  NOL and other credit carryforwards ....   $ 16,503         $ 11,869
                  Retirement benefits ...................     11,274            4,355
                  Environmental liabilities .............      9,935           11,027
                  Other accruals and reserves ...........      1,086              871
                  Inventories ...........................        385              510
                  Fixed assets ..........................        207               64
                  Other .................................        231              401
                                                            --------         --------
            Total deferred tax assets ...................     39,621           29,097
            Deferred tax asset valuation allowance ......    (22,748)         (19,792)
                                                            --------         --------
                                                              16,873            9,305
                                                            --------         --------
            Deferred Tax Liabilities:
                  Fixed assets ..........................     (4,149)          (2,834)
                  Other .................................     (3,102)          (2,596)
                                                            --------         --------
            Total deferred tax liabilities ..............     (7,251)          (5,430)
                                                            --------         --------
            Net deferred tax asset ......................   $  9,622         $  3,875
                                                            ========         ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

10.   Income Taxes - (Continued)

      At December 31, 2002, Metallurg has net operating loss carryforwards relating to domestic operations of $37,171,000 (of which $3,300,000 is subject to certain limitations relative to utilization), which expire through 2021, and alternative minimum tax credit carryforwards of $953,000, which can be carried forward indefinitely. Metallurg, Inc.'s consolidated foreign subsidiaries have income tax loss carryforwards aggregating $7,319,000, a substantial portion of which relates to Brazilian operations, which do not expire under current regulations. Due to significant uncertainties surrounding the realization of certain loss carryforwards, the related deferred tax assets have been substantially provided for in the valuation allowance at December 31, 2002.

      A cumulative deferred tax credit related to a minimum pension liability adjustment in the amount of $11,860,000 was recorded in shareholder's (deficit) equity, of which $6,342,000 relates to the year ended December 31, 2002. See "Note 11. Shareholder's (Deficit) Equity".

11.   Shareholder's (Deficit) Equity

                                                                                         Accumulated                 Total
                                            Common Stock      Due from      Additional      Other                 Shareholder's
                                         ------------------    Parent        Paid-In    Comprehensive   Retained     Equity
                                           Shares    Amount    Company       Capital         Loss        Deficit    (Deficit)
                                         -------------------------------------------------------------------------------------
                                                          (in thousands, except share amounts)
Balance at January 31, 2000 .......      5,000,000    $  50                 $  62,857     $  (1,506)    $ (15,104)   $  46,297
   Net income .....................             --       --                        --            --         9,588        9,588
   Change in translation
      adjustment ..................             --       --                        --        (8,084)           --       (8,084)
   Purchase of parent company
      debt ........................             --       --   $ (19,714)           --            --            --      (19,714)
   Capital contributions ..........             --       --          --            90            --            --           90
   Deferred tax effects of
      fresh-start adjustments .....             --       --          --           969            --            --          969
                                         ---------    -----   ---------     ---------     ---------     ---------    ---------
Balance at December 31, 2000 ......      5,000,000       50     (19,714)       63,916        (9,590)       (5,516)      29,146
   Net income .....................             --       --          --            --            --         2,154        2,154
   Change in translation
      adjustment ..................             --       --          --            --        (3,911)           --       (3,911)
   Minimum pension liability
      adjustment (net of deferred
      tax of $5,518) ..............             --       --          --            --       (13,802)           --      (13,802)
   Deferred loss on derivatives,
      net .........................             --       --          --            --          (122)           --         (122)
   Capital contributions ..........             --       --          --         1,257            --            --        1,257
   Deferred tax effects of
      fresh-start adjustments .....             --       --          --           549            --            --          549
   Fresh-start adjustment for the
      tax benefits of environmental
      carryback claims ............             --       --          --         1,630            --            --        1,630
                                         ---------    -----   ---------     ---------     ---------     ---------    ---------
Balance at December 31, 2001 ......      5,000,000       50     (19,714)       67,352       (27,425)       (3,362)      16,901
   Net loss .......................             --       --          --            --            --       (21,352)     (21,352)
   Change in translation
      adjustment ..................             --       --          --            --         7,899            --        7,899
   Minimum pension liability
      adjustment (net of deferred
      tax of $6,342) ..............             --       --          --            --       (18,876)           --      (18,876)
   Deferred loss on derivatives,
      net .........................             --       --          --            --          (219)           --         (219)
   Capital contributions ..........             --       --      (2,001)        6,402            --            --        4,401
   Deferred tax effects of
      fresh-start adjustments .....             --       --          --            11            --            --           11
   Fresh-start adjustment for the
      tax benefits of environmental
      carryback claims ............             --       --          --        (1,251)           --            --       (1,251)
                                         ---------    -----   ---------     ---------     ---------     ---------    ---------
Balance at December 31, 2002 ......      5,000,000    $  50   $ (21,715)    $  72,514     $ (38,621)    $ (24,714)   $ (12,486)
                                         =========    =====   =========     =========     =========     =========    =========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

11.   Shareholder's (Deficit) Equity - (Continued)

      The retained deficit as of January 31, 2000 reflects a credit of $766,000 that has been recorded to adjust the value of long-term prepaid pension costs established in periods prior to that date.

Accumulated Other Comprehensive Loss

      The components of accumulated other comprehensive loss are as follows (in thousands):

                                                                    December 31,
                                                              -----------------------
                                                                 2002           2001
                                                              --------       --------
            Foreign currency translation adjustment .......   $ (5,602)      $(13,501)
            Minimum pension liability adjustment, net .....    (32,678)       (13,802)
            Deferred loss on derivatives ..................       (341)          (122)
                                                              --------       --------
                                                              $(38,621)      $(27,425)
                                                              ========       ========

      Metallurg, Inc. has 5,000,000 shares of common stock, $0.01 par value, outstanding, all of which are owned by Metallurg Holdings.

      Under the terms of the Senior Note indenture, Metallurg, Inc. is limited in its ability to make restricted payments, as defined and including, among other things, minority investments in subsidiaries and dividend payments, to a formula based on cumulative net income since November 1, 1997 and certain specified allowances. As a result of this limitation, Metallurg, Inc. is permitted to make future restricted payments in the amount of $7,494,000 as of December 31, 2002. In addition, Metallurg, Inc.'s revolving credit facility with Fleet National Bank prohibits the payment of dividends through 2004.

      As of December 31, 2002, Metallurg completed the sale of several of its subsidiaries to companies affiliated with Metallurg's controlling stockholder (See "Note 2. Change in Reporting Entity"). In conjunction with this sale, Metallurg acquired $2,001,000 in value of the Senior Discount Notes of Metallurg Holdings, its parent company, and $3,499,000 in cash. These amounts, together with dividends paid by these subsidiaries prior to their sale, have been recorded as capital contributions.

      On October 17, 2000, Metallurg, Inc. completed the purchase of $76,065,000 in face amount of the Senior Discount Notes for $19,714,000 in cash. These Senior Discount Notes were not subsequently retired. The Senior Discount Notes were purchased on the open market in several separately negotiated transactions. Metallurg, Inc.'s investment in these Senior Discount Notes is recorded as a reduction in equity, as the only significant asset of Metallurg Holdings, Inc. is its investment in Metallurg, Inc. Semi-annual interest payments of $2,571,000 are payable on the outstanding Senior Discount Notes beginning in January 2004.

Stock Compensation Plan

      On November 20, 1998, 500,000 shares of common stock were made available for stock awards and stock options under the 1998 Equity Compensation Plan (the "ECP"). Options issued have a term of ten years and vest, in most cases, 20% on the date of grant and 20% on each of the first four anniversaries of the date of grant. The weighted-average remaining life of options outstanding at December 31, 2002 was 4.8 years.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

11.   Shareholder's (Deficit) Equity - (Continued)

      Stock option transactions under the ECP are summarized as follows:

                                                                                                            Weighted-
                                                                                                             average
                                                                                         Exercise         Fair Value at
                                                                    Number of Shares       Price           Grant Date
                                                                   ----------------   --------------      -------------
Balance at January 31, 2000 ..................................             434,500
     Granted .................................................              15,000        $30.00              $6.26
     Canceled or forfeited ...................................             (17,500)
                                                                   ---------------
Balance at December 31, 2000 .................................             432,000
     Granted .................................................              65,000        $30.00              $3.88
     Canceled or forfeited ...................................             (24,500)
                                                                   ---------------
Balance at December 31, 2001 .................................             472,500
     Canceled or forfeited ...................................             (72,500)
                                                                   ---------------
Balance at December 31, 2002 .................................             400,000
                                                                   ===============
Shares reserved for future options ...........................             100,000

Stock options exercisable at:
     December 31, 2000 .......................................             248,625
     December 31, 2001 .......................................             317,500
     December 31, 2002 .......................................             355,750

      Had the compensation cost for Metallurg, Inc.'s stock option plan been determined based upon the fair value at the grant date, consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", Metallurg, Inc.'s net income would have been reduced by $263,000, $454,000, and $408,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Principal assumptions used in applying the Black-Scholes model for options granted in the periods presented are as follows:

                                                                             Year Ended December 31,
                                                            -----------------------------------------------------------
                                                                  2002                 2001                2000
                                                            ------------------   -----------------   ------------------
      Expected volatility .............................            (a)                  0%                  0%
      Expected dividend yield .........................            (a)                  0%                  0%
      Expected life ...................................            (a)               4 years              4 years
      Risk-free interest rate .........................            (a)                3.54%                6.02%

----------
(a)   No options were granted in 2002

12.   Other Income, Net

      Other income, net, consists of the following (in thousands):

                                                                            Year Ended December 31,
                                                              ----------------------------------------------------
                                                                  2002                2001                  2000
                                                              -----------          ----------            ---------
      Gain on sale of interest in Solikamsk
        Magnesium Works ...............................                                                     $5,128
      Other, net.......................................              $228                $279                  363
                                                              -----------          ----------            ---------
             Total.....................................              $228                $279               $5,491
                                                              ===========          ==========            =========

      In April 2000, Metallurg sold its entire interest in Solikamsk Magnesium Works for $8,311,000, resulting in a gain of $5,128,000.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

13.   Environmental Liabilities

      Metallurg's manufacturing operations in Cambridge, Ohio; Newfield, New Jersey; Sao Joao del Rei, Brazil and Weisweiler, Germany are subject to environmental laws and regulations for which Metallurg has incurred environmental liabilities. These liabilities are primarily related to the investigation and remediation of contamination resulting from historic operations.

      Total environmental liabilities consist of the following (in thousands):

                                                           December 31,
                                                       --------------------
                                                         2002         2001
                                                       -------      -------
            U.S.:
                  SMC - Ohio .......................   $10,454      $10,854
                  SMC - New Jersey .................    21,316       23,534
                                                       -------      -------
                                                        31,770       34,388
            Foreign ................................     2,494        2,164
                                                       -------      -------
                  Total environmental liabilities ..    34,264       36,552
                  Less: trust funds ................     3,788        3,661
                                                       -------      -------
            Net environmental liabilities ..........    30,476       32,891
                  Less: current portion ............     4,191        3,842
                                                       -------      -------
                       Environmental liabilities ...   $26,285      $29,049
                                                       =======      =======

      SMC and Cyprus Foote Mineral Company ("Cyprus Foote"), the former owner of the Cambridge site, entered into a consent order with the State of Ohio in December 1996. SMC and Cyprus Foote agreed in the consent order to conduct remediation and decommissioning activities at the Cambridge site. Additionally, SMC and Cyprus Foote agreed to enhance, restore and preserve certain wetlands in the vicinity of the Cambridge site. Pursuant to the consent order, SMC and Cyprus Foote are jointly and severally liable to the State of Ohio in respect of these obligations. However, SMC has agreed with Cyprus Foote that it shall perform and be liable for the performance of these remedial obligations. Therefore, SMC has accrued its best estimate of associated costs that it expects to substantially disburse over the next 5 years.

      With respect to the financial assurance obligations to the State of Ohio, Cyprus Foote has agreed to provide a substantial portion of the financial assurance required by the State of Ohio. SMC, in addition to agreeing to provide the balance thereof, has purchased an annuity contract which will provide for future payments into the trust fund to cover certain of the estimated operation and maintenance costs over approximately the next 100 years.

      Historic manufacturing processes at both Cambridge and Newfield have resulted in on-site slag piles containing naturally occurring radioactivity. At the Cambridge site, SMC plans to decommission and to cap the slag piles on-site. In August 2002, SMC filed a decommissioning plan for its Newfield facility with the U.S. Nuclear Regulatory Commission (the "NRC"). At the same time SMC requested an amendment to the authorized use of the Newfield facility, as permitted by the NRC, to "storage only pending decommissioning". Financial assurance for implementation and ongoing maintenance of such decommissioning plans is partially assured by cash funds held in trust, letters of credit and an annuity contract.

      SMC entered into administrative consent orders with the New Jersey Department of Environmental Protection under which SMC must conduct remediation activities at the Newfield facility. These obligations include the closure of wastewater lagoons, the decontamination of groundwater, soil remediation, surface water and sediment clean up, wetlands restoration and related operation and maintenance activities. SMC accrued its best estimate of the associated costs with respect to remedial activities at the site, which it expects to disburse over the next 15 years. At December 31, 2002, outstanding letters of credit issued as financial assurances in favor of various environmental agencies totaled $19,069,000. These letters of credit were issued under the Revolving Credit Facility. See "Note 8. Borrowings". The cost of providing financial assurance over the term of the remediation activities has been contemplated in the accrued amounts.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

13.   Environmental Liabilities - (Continued)

      CIF has accrued environmental liabilities in the amounts of $147,000 and $172,000 at December 31, 2002 and 2001, respectively, to cover reclamation costs of closed mine sites. EWW has accrued costs of $2,347,000 and $1,992,000 at December 31, 2002 and 2001, respectively, to cover the costs of closing an off-site dump.

      In 2002, 2001 and 2000, SMC recognized environmental expense recoveries of $3,000,000, $631,000 and $750,000, respectively, upon settlement with insurance companies relating to coverage for certain environmental claims stemming from the 1960's and forward. These claims relate mostly to the historical costs of remedial activities at SMC's Newfield, New Jersey site.

14.   Contingent Liabilities

      In addition to environmental matters, which are discussed in Note 13, Metallurg defends, from time to time, various claims and legal actions arising in the normal course of business. Management believes, based on the advice of counsel, that the outcome of such matters will not have a material adverse effect on Metallurg's consolidated financial position, results of operations or liquidity. There can be no assurance, however, that existing or future litigation will not result in an adverse judgment against Metallurg that could have a material adverse effect on Metallurg's future results of operations or cash flows.

15.   Leases

      Metallurg leases office space, facilities and equipment. The leases generally provide that Metallurg pays the tax, insurance and maintenance expenses related to the leased assets. At December 31, 2002, future minimum lease payments required under non-cancelable operating leases having remaining lease terms in excess of one year are as follows (in thousands):

         December 31,
         ------------
         2003...................................................        $1,071
         2004...................................................           981
         2005...................................................           829
         2006...................................................           675
         2007...................................................           654
         Thereafter.............................................         2,211
                                                                   -----------
                   Total........................................        $6,421
                                                                   ===========

      Rent expense under operating leases was $1,202,000, $1,093,000 and $716,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

16.   Supplemental Guarantor Information

      In November 1997, Metallurg, Inc. issued $100 million principal amount of its 11% Senior Notes due 2007. Under the terms of the Senior Notes, SMC, Metallurg Holdings Corporation, Metallurg Services, Inc., Metallurg International Resources, LLC ("MIR, LLC") and MIR (China), Inc. (collectively, the "Guarantors"), wholly owned subsidiaries of Metallurg, Inc., have fully and unconditionally guaranteed on a joint and several basis Metallurg, Inc.'s obligations to pay principal, premium and interest relative to the Senior Notes. During the second quarter of 1999, Metallurg, Inc. established Metallurg International Resources, Inc. (now MIR, LLC) as a wholly owned subsidiary and a guarantor of the Senior Notes. Certain commercial activities previously carried out by Metallurg, Inc. are now being carried out by MIR, LLC. Management has determined that separate, full financial statements of the Guarantors would not be material to potential investors and, accordingly, such financial statements are not provided. Supplemental financial information of the Guarantors is presented below.

                 Condensed Consolidating Statement of Operations
                          Year Ended December 31, 2002
                                 (In thousands)

                                                                Combined       Combined
                                                                Guarantor    Non-Guarantor
                                             Metallurg, Inc.  Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                             ---------------  ------------    ------------    ------------    ------------
Total revenue .............................                     $ 109,833       $ 282,101       $ (46,960)      $ 344,974
                                                                ---------       ---------       ---------       ---------
Operating costs and expenses:
   Cost of sales ..........................                       106,992         257,229         (48,464)        315,757
   Selling, general and administrative
        expenses ..........................     $   5,260          10,141          20,240              --          35,641
   Environmental expense recoveries .......            --          (3,000)             --              --          (3,000)
   Restructuring charges, net .............         1,989             453             931              --           3,373
                                                ---------       ---------       ---------       ---------       ---------
      Total operating costs and expenses ..         7,249         114,586         278,400         (48,464)        351,771
                                                ---------       ---------       ---------       ---------       ---------
      Operating (loss) income .............        (7,249)         (4,753)          3,701           1,504          (6,797)
Other:
   Other (expense) income, net ............            --             (17)            245              --             228
   Interest (expense) income, net .........       (10,850)          1,644          (4,196)             --         (13,402)
   Equity in (losses) income of
        subsidiaries ......................        (5,211)           (486)            321           5,376              --
                                                ---------       ---------       ---------       ---------       ---------
      (Loss) income before income tax
           (benefit) provision ............       (23,310)         (3,612)             71           6,880         (19,971)
Income tax (benefit) provision ............        (1,958)          1,864           1,372              --           1,278
                                                ---------       ---------       ---------       ---------       ---------
      Loss before minority interest .......       (21,352)         (5,476)         (1,301)          6,880         (21,249)
Minority interest .........................            --              --            (103)             --            (103)
                                                ---------       ---------       ---------       ---------       ---------
      Net loss ............................       (21,352)         (5,476)         (1,404)          6,880         (21,352)
Other comprehensive income (loss):
   Foreign currency translation adjustment          7,899           7,813          14,345         (22,158)          7,899
   Minimum pension liability adjustment,
        net ...............................       (18,876)        (15,058)        (29,598)         44,656         (18,876)
   Deferred loss on derivatives, net ......          (219)           (217)           (402)            619            (219)
                                                ---------       ---------       ---------       ---------       ---------
      Comprehensive loss ..................     $ (32,548)      $ (12,938)      $ (17,059)      $  29,997       $ (32,548)
                                                =========       =========       =========       =========       =========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

16.   Supplemental Guarantor Information - (Continued)

           Condensed Consolidating Balance Sheet at December 31, 2002
                                 (In thousands)

                                                                  Combined       Combined
                                                                  Guarantor    Non-Guarantor
                                               Metallurg, Inc.  Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                               ---------------  ------------    ------------    ------------    ------------
ASSETS

Current Assets:
  Cash and cash equivalents ................      $  13,302       $   1,054       $  15,082                       $  29,438
  Accounts receivable, net .................         26,167          17,039          52,967       $ (44,387)         51,786
  Inventories ..............................             --          23,513          43,594          (1,366)         65,741
  Other assets .............................          1,953           7,130           9,398          (8,825)          9,656
                                                  ---------       ---------       ---------       ---------       ---------
      Total current assets .................         41,422          48,736         121,041         (54,578)        156,621
Investments - intergroup ...................         68,851          10,437          38,686        (117,974)             --
Investments - other ........................             --              --           2,117              --           2,117
Property, plant and equipment, net .........            585          22,488          43,449              --          66,522
Other assets ...............................         11,037          59,216          12,922         (60,270)         22,905
                                                  ---------       ---------       ---------       ---------       ---------
      Total ................................      $ 121,895       $ 140,877       $ 218,215       $(232,822)      $ 248,165
                                                  =========       =========       =========       =========       =========
LIABILITIES AND
SHAREHOLDER'S (DEFICIT) EQUITY

Current Liabilities:
  Short-term debt and current portion of
    long-term debt .........................                                      $   6,272                       $   6,272
  Accounts payable .........................      $   3,878       $  39,285          38,353       $ (44,387)         37,129
  Accrued expenses .........................          3,331           7,984           7,218              --          18,533
  Other current liabilities ................          3,224           3,601           4,048          (8,825)          2,048
                                                  ---------       ---------       ---------       ---------       ---------
      Total current liabilities ............         10,433          50,870          55,891         (53,212)         63,982
                                                  ---------       ---------       ---------       ---------       ---------
Long-term Liabilities:
   Long-term debt ..........................        100,000              --          21,019              --         121,019
   Accrued pension liabilities .............          6,072             477          40,960              --          47,509
   Environmental liabilities, net ..........             --          23,812           2,473              --          26,285
   Other liabilities .......................         17,876              --          43,788         (60,270)          1,394
                                                  ---------       ---------       ---------       ---------       ---------
      Total long-term liabilities ..........        123,948          24,289         108,240         (60,270)        196,207
                                                  ---------       ---------       ---------       ---------       ---------
      Total liabilities ....................        134,381          75,159         164,131        (113,482)        260,189
                                                  ---------       ---------       ---------       ---------       ---------
Minority interest ..........................             --              --             462              --             462

Shareholder's (Deficit) Equity:
   Common stock ............................             50           1,217         118,126        (119,343)             50
   Due from parent company .................        (21,715)             --              --              --         (21,715)
   Additional paid-in capital ..............         72,514         128,351           7,076        (135,427)         72,514
   Accumulated other comprehensive loss ....        (38,621)        (31,137)        (58,750)         89,887         (38,621)
   Retained deficit ........................        (24,714)        (32,713)        (12,830)         45,543         (24,714)
                                                  ---------       ---------       ---------       ---------       ---------
      Total shareholder's (deficit) equity .        (12,486)         65,718          53,622        (119,340)        (12,486)
                                                  ---------       ---------       ---------       ---------       ---------
      Total ................................      $ 121,895       $ 140,877       $ 218,215       $(232,822)      $ 248,165
                                                  =========       =========       =========       =========       =========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

16.   Supplemental Guarantor Information - (Continued)

                 Condensed Consolidating Statement of Cash Flows
                          Year Ended December 31, 2002
                                 (In thousands)

                                                                     Combined      Combined
                                                                     Guarantor   Non-Guarantor
                                                  Metallurg, Inc.  Subsidiaries   Subsidiaries   Consolidated
                                                  ---------------  ------------   ------------   ------------
      Cash Flows from Operating Activities .....      $(15,260)      $ 10,039       $ 10,576       $  5,355
                                                      --------       --------       --------       --------
      Cash Flows from Investing Activities:
      Additions to property, plant and equipment           (16)        (5,369)        (5,855)       (11,240)
      Other, net ...............................        (6,937)         4,002           (272)        (3,207)
                                                      --------       --------       --------       --------
         Net cash used in investing activities .        (6,953)        (1,367)        (6,127)       (14,447)
                                                      --------       --------       --------       --------
      Cash Flows From Financing Activities:
      Intergroup borrowings (repayments) .......         6,430         (5,891)          (539)            --
      Proceeds from long-term debt .............            --             --            216            216
      Repayment of long-term debt ..............            --             --           (309)          (309)
      Net short-term borrowings ................            --             --            883            883
      Capital contributions ....................            --          4,401             --          4,401
      Intergroup dividends received (paid) .....        10,564         (7,401)        (3,163)            --
                                                      --------       --------       --------       --------
         Net cash provided by (used in)
             financing activities ..............        16,994         (8,891)        (2,912)         5,191
                                                      --------       --------       --------       --------
      Effects of exchange rate changes on
         cash and cash equivalents .............            --             --          1,567          1,567
                                                      --------       --------       --------       --------
      Net (decrease) increase in cash and cash
         equivalents ...........................        (5,219)          (219)         3,104         (2,334)

      Cash and cash equivalents -
         beginning of period ...................        18,521          1,273         11,978         31,772
                                                      --------       --------       --------       --------
      Cash and cash equivalents -
         end of period .........................      $ 13,302       $  1,054       $ 15,082       $ 29,438
                                                      ========       ========       ========       ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

16.   Supplemental Guarantor Information - (Continued)

                 Condensed Consolidating Statement of Operations
                          Year Ended December 31, 2001
                                 (In thousands)

                                                                Combined       Combined
                                                               Guarantor     Non-Guarantor
                                             Metallurg, Inc.  Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                             ---------------  ------------    ------------    ------------    ------------
Total revenue ...............................                  $ 158,912       $ 298,974       $ (63,808)      $ 394,078
                                                               ---------       ---------       ---------       ---------
Operating costs and expenses:
   Cost of sales ............................                    139,324         263,572         (62,827)        340,069
   Selling, general and administrative
     expenses ...............................  $   4,898          10,893          19,276              --          35,067
   Environmental expense recoveries .........         --            (631)             --              --            (631)
                                               ---------       ---------       ---------       ---------       ---------
      Total operating costs and expenses ....      4,898         149,586         282,848         (62,827)        374,505
                                               ---------       ---------       ---------       ---------       ---------
      Operating (loss) income ...............     (4,898)          9,326          16,126            (981)         19,573
Other:
   Other income, net ........................         --              --             279              --             279
   Interest (expense) income, net ...........     (9,783)          1,006          (3,335)             --         (12,112)
   Equity in income of subsidiaries .........     15,676           4,449           2,104         (22,229)             --
                                               ---------       ---------       ---------       ---------       ---------
      Income before income tax (benefit)
        provision............................        995          14,781          15,174         (23,210)          7,740
Income tax (benefit) provision ..............     (1,159)          1,304           5,413              --           5,558
                                               ---------       ---------       ---------       ---------       ---------
      Income before minority interest .......      2,154          13,477           9,761         (23,210)          2,182
Minority interest ...........................         --              --             (28)             --             (28)
                                               ---------       ---------       ---------       ---------       ---------
      Net income ............................      2,154          13,477           9,733         (23,210)          2,154
Other comprehensive (loss) income:
   Foreign currency translation adjustment ..     (3,911)        (10,583)         (4,379)         14,962          (3,911)
   Minimum pension liability adjustment, net     (13,802)        (13,150)        (25,750)         38,900         (13,802)
   Deferred (loss) gain on derivatives, net .       (122)             58            (242)            184            (122)
                                               ---------       ---------       ---------       ---------       ---------
      Comprehensive loss ....................  $ (15,681)      $ (10,198)      $ (20,638)      $  30,836       $ (15,681)
                                               =========       =========       =========       =========       =========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

16.   Supplemental Guarantor Information - (Continued)

           Condensed Consolidating Balance Sheet at December 31, 2001
                                 (In thousands)

                                                            Combined        Combined
                                                            Guarantor    Non-Guarantor
                                         Metallurg, Inc.  Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                         ---------------  ------------    ------------    ------------    ------------
ASSETS

Current Assets:
   Cash and cash equivalents .........      $  18,521       $   1,273       $  11,978                       $  31,772
   Accounts receivable, net ..........         31,213          18,014          46,764       $ (47,562)         48,429
   Inventories .......................             --          35,226          42,827          (2,870)         75,183
   Other assets ......................            745           8,288           8,174          (2,637)         14,570
                                            ---------       ---------       ---------       ---------       ---------
      Total current assets ...........         50,479          62,801         109,743         (53,069)        169,954
Investments - intergroup .............         86,600          21,124          49,901        (157,625)             --
Investments - other ..................             --              --           1,126              --           1,126
Property, plant and equipment, net ...            728          18,818          39,561              --          59,107
Other assets .........................          6,814          59,271           6,035         (60,788)         11,332
                                            ---------       ---------       ---------       ---------       ---------
      Total ..........................      $ 144,621       $ 162,014       $ 206,366       $(271,482)      $ 241,519
                                            =========       =========       =========       =========       =========
LIABILITIES AND
SHAREHOLDER'S EQUITY

Current Liabilities:
   Short-term debt and current portion
    of long-term debt ................                                      $   4,602                       $   4,602
   Accounts payable ..................      $   2,569       $  43,355          31,890       $ (47,562)         30,252
   Accrued expenses ..................          2,843           7,649           6,854              --          17,346
   Other current liabilities .........          2,546              91           2,767          (2,637)          2,767
                                            ---------       ---------       ---------       ---------       ---------
      Total current liabilities ......          7,958          51,095          46,113         (50,199)         54,967
                                            ---------       ---------       ---------       ---------       ---------
Long-term Liabilities:
   Long-term debt ....................        100,000              --          18,919              --         118,919
   Accrued pension liabilities .......          1,886             359          17,864              --          20,109
   Environmental liabilities, net ....             --          26,906           2,143              --          29,049
   Other liabilities .................         17,876              --          44,146         (60,788)          1,234
                                            ---------       ---------       ---------       ---------       ---------
      Total long-term liabilities ....        119,762          27,265          83,072         (60,788)        169,311
                                            ---------       ---------       ---------       ---------       ---------
      Total liabilities ..............        127,720          78,360         129,185        (110,987)        224,278
                                            ---------       ---------       ---------       ---------       ---------

Minority interest ....................             --              --             340              --             340

Shareholder's Equity:
   Common stock ......................             50           1,227         118,152        (119,379)             50
   Due from parent company ...........        (19,714)             --              --              --         (19,714)
   Additional paid-in capital ........         67,352         121,964           7,076        (129,040)         67,352
   Accumulated other comprehensive
    loss .............................        (27,425)        (23,675)        (43,095)         66,770         (27,425)
   Retained deficit ..................         (3,362)        (15,862)         (5,292)         21,154          (3,362)
                                            ---------       ---------       ---------       ---------       ---------
      Total shareholder's equity .....         16,901          83,654          76,841        (160,495)         16,901
                                            ---------       ---------       ---------       ---------       ---------
      Total ..........................      $ 144,621       $ 162,014       $ 206,366       $(271,482)      $ 241,519
                                            =========       =========       =========       =========       =========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

16.   Supplemental Guarantor Information - (Continued)

                 Condensed Consolidating Statement of Cash Flows
                          Year Ended December 31, 2001
                                 (In thousands)

                                                                 Combined       Combined
                                                                 Guarantor    Non-Guarantor
                                             Metallurg, Inc.   Subsidiaries   Subsidiaries   Consolidated
                                             ---------------   ------------   ------------   ------------
Cash Flows from Operating Activities .....      $ (3,589)        $ (1,803)      $ 11,551       $  6,159
                                                --------         --------       --------       --------

Cash Flows from Investing Activities:
Additions to property, plant and equipment           (35)          (7,583)        (7,935)       (15,553)
Other, net ...............................            89               --             96            185
                                                --------         --------       --------       --------
      Net cash provided by (used in)
        investing activities .............            54           (7,583)        (7,839)       (15,368)
                                                --------         --------       --------       --------

Cash Flows From Financing Activities:
Intergroup (repayments) borrowings .......       (16,329)          16,575           (246)            --
Proceeds from long-term debt .............            --               --         17,312         17,312
Repayment of long-term debt ..............            --               --         (9,324)        (9,324)
Net repayment of short-term debt .........            --               --         (2,907)        (2,907)
Capital contributions ....................            --            1,257             --          1,257
Intergroup dividends received (paid) .....        13,209           (8,757)        (4,452)            --
                                                --------         --------       --------       --------
      Net cash (used in) provided by
        financing activities .............        (3,120)           9,075            383          6,338
                                                --------         --------       --------       --------
Effects of exchange rate changes on
   cash and cash equivalents .............            --               --         (1,148)        (1,148)
                                                --------         --------       --------       --------
Net (decrease) increase in cash and
   cash equivalents ......................        (6,655)            (311)         2,947         (4,019)

Cash and cash equivalents -
   beginning of period ...................        25,176            1,584          9,031         35,791
                                                --------         --------       --------       --------
Cash and cash equivalents -
   end of period .........................      $ 18,521         $  1,273       $ 11,978       $ 31,772
                                                ========         ========       ========       ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

16.   Supplemental Guarantor Information - (Continued)

                 Condensed Consolidating Statement of Operations
                          Year Ended December 31, 2000
                                 (In thousands)

                                                              Combined         Combined
                                                              Guarantor      Non-Guarantor
                                           Metallurg, Inc.  Subsidiaries     Subsidiaries   Eliminations    Consolidated
                                           ---------------  ------------     ------------   ------------    ------------
Total revenue .............................                   $ 175,198       $ 302,784       $ (58,773)      $ 419,209
                                              ---------       ---------       ---------       ---------       ---------
Operating costs and expenses:
   Cost of sales ..........................                     154,690         266,610         (58,750)        362,550
   Selling, general and administrative
       expenses ...........................   $   5,888          11,347          19,338              --          36,573
   Environmental expense recoveries .......          --            (750)             --              --            (750)
                                              ---------       ---------       ---------       ---------       ---------
      Total operating costs and expenses ..       5,888         165,287         285,948         (58,750)        398,373
                                              ---------       ---------       ---------       ---------       ---------
      Operating (loss) income .............      (5,888)          9,911          16,836             (23)         20,836
Other income (expense):
   Other income, net ......................          --           5,128             363              --           5,491
   Interest (expense) income, net .........      (8,338)            854          (1,217)            (71)         (8,772)
   Equity in income of subsidiaries .......      19,183           8,216              --         (27,399)             --
                                              ---------       ---------       ---------       ---------       ---------
      Income before income tax (benefit)
           provision.......................       4,957          24,109          15,982         (27,493)         17,555
Income tax (benefit) provision ............      (4,631)          5,836           6,769              --           7,974
                                              ---------       ---------       ---------       ---------       ---------
      Income before minority interest .....       9,588          18,273           9,213         (27,493)          9,581
Minority interest .........................          --              --               7              --               7
                                              ---------       ---------       ---------       ---------       ---------
      Net income ..........................       9,588          18,273           9,220         (27,493)          9,588
Other comprehensive loss:
   Foreign currency translation adjustment       (8,084)         (5,113)         (5,660)         10,773          (8,084)
                                              ---------       ---------       ---------       ---------       ---------
      Comprehensive income ................   $   1,504       $  13,160       $   3,560       $ (16,720)      $   1,504
                                              =========       =========       =========       =========       =========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

16.   Supplemental Guarantor Information - (Continued)

                 Condensed Consolidating Statement of Cash Flows
                          Year Ended December 31, 2000
                                 (In thousands)

                                                                    Combined      Combined
                                                                    Guarantor    Non-Guarantor
                                                Metallurg, Inc.   Subsidiaries   Subsidiaries     Consolidated
                                                ---------------   ------------   ------------     ------------
Cash Flows from Operating Activities ........      $ (9,762)        $  1,593       $    728         $ (7,441)
                                                   --------         --------       --------         --------
Cash Flows from Investing Activities:
Additions to property, plant and equipment ..           (92)          (3,457)       (10,369)         (13,918)
Proceeds from sale of assets ................            --            8,311             --            8,311
Other, net ..................................           117              (34)       (11,234)         (11,151)
                                                   --------         --------       --------         --------
     Net cash provided by (used in) investing
         activities .........................            25            4,820        (21,603)         (16,758)
                                                   --------         --------       --------         --------
Cash Flows From Financing Activities:
Intergroup (repayments) borrowings ..........          (383)           2,607         (2,224)              --
Proceeds from long-term debt ................            --               --          8,545            8,545
Repayment of long-term debt .................            --               --           (515)            (515)
Net short-term borrowings ...................            --               --          8,083            8,083
Purchase of parent company debt .............       (19,714)              --             --          (19,714)
Capital contributions .......................            83               --              7               90
Intergroup dividends received (paid) ........         9,500           (8,000)        (1,500)              --
                                                   --------         --------       --------         --------
     Net cash (used in) provided by financing
         activities .........................       (10,514)          (5,393)        12,396           (3,511)
                                                   --------         --------       --------         --------
Effects of exchange rate changes on cash and
   cash equivalents .........................            --               --           (658)            (658)
                                                   --------         --------       --------         --------
Net (decrease) increase in cash and cash
   equivalents ..............................       (20,251)           1,020         (9,137)         (28,368)

Cash and cash equivalents -
   beginning of period ......................        45,427              564         18,168           64,159
                                                   --------         --------       --------         --------
Cash and cash equivalents -
   end of period ............................      $ 25,176         $  1,584       $  9,031         $ 35,791
                                                   ========         ========       ========         ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

17.   Related Party Transactions

      In December 2002, Metallurg sold all of its ownership interests in GfE to Safeguard PFW, a Delaware company owned by Safeguard International, the majority owner of Metallurg Holdings, Metallurg's parent company. Metallurg also sold a number of its European sales offices to a German company controlled by Safeguard International. See "Note 2. Change in Reporting Entity."

      Accounts receivable and payable balances between Metallurg and the companies sold in December 2002, previously recorded as intergroup balances and eliminated on consolidation, are now shown as related party balances on Metallurg's Consolidated Balance Sheet.

      Metallurg, Inc. charges its parent company, Metallurg Holdings, $12,000 per quarter for administrative services performed. There was no outstanding balance at December 31, 2002.

      Pursuant to an Advisory Agreement entered into as of January 1, 1999 between Metallurg, Inc. and Safeguard International Management, L.L.C. ("Safeguard LLC"), Metallurg, Inc. paid $33,000 per month through June 2000 (for a total of $198,000 during 2000) in connection with certain advisory and other services. Effective July 1, 2000, a new Advisory Agreement between Safeguard LLC and Metallurg, Inc. was entered into, which provides for the payment of $15,000 per month by Metallurg, Inc. in connection with the same types of services. Under this Agreement, Metallurg paid $150,000, $90,000 and $180,000 in 2002, 2001 and 2000, respectively. Effective October 31, 2002, this advisory agreement was terminated and two members of Safeguard LLC, Dr. Heinz C. Schimmelbusch and Mr. Arthur R. Spector, were employed by Metallurg, Inc. on November 11, 2002 as Chief Executive Officer and Executive Vice Chairman, respectively. See "Item 10. Directors and Executive Officers of Metallurg, Inc."

      Dr. Schimmelbusch and Mr. Spector are managing directors of the general partner of Safeguard International, the majority owner of Metallurg Holdings, and in these positions receive compensation from this entity.

      On October 17, 2000, Metallurg, Inc. completed the purchase of $76,065,000 in face amount of the Senior Discount Notes for $19,714,000 in cash. Metallurg, Inc.'s investment in these Senior Discount Notes is recorded as a reduction in equity. See "Note 11. Shareholder's (Deficit) Equity."

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                        Selected Quarterly Financial Data
                                   (Unaudited)
                                 (In thousands)

                                      First             Second             Third              Fourth
                                     Quarter            Quarter           Quarter            Quarter             Year
                                 ---------------   ----------------   ---------------    ---------------   ---------------
Year Ended December 31, 2002
Sales..........................       $77,505            $86,291           $90,392            $90,158          $344,346
Gross profit...................         6,842              6,711             9,063              6,601            29,217
Net loss (a)...................        (3,144)            (7,214)           (4,130)            (6,864)          (21,352)

                                      First             Second             Third              Fourth
                                     Quarter            Quarter           Quarter            Quarter             Year
                                 ---------------   ----------------   ---------------    ---------------   ---------------
Year Ended December 31, 2001
Sales..........................      $105,905           $103,140           $93,648            $90,752          $393,445
Gross profit...................        15,357             15,058            11,943             11,651            54,009
Net income (loss) (b)..........         1,805              1,317               297             (1,265)            2,154

----------
(a) Includes environmental expense recovery of $3,000 in the first quarter and restructuring charges, net, of $1,361, $990 and $1,022 in the second, third and fourth quarters, respectively.
(b) Includes environmental expense recoveries of $318, $282 and $31 in the first, second and fourth quarters, respectively.

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Metallurg, Inc.

      Our audits of the consolidated financial statements referred to in our report dated March 17, 2003 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15 (a) (2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
New York, New York
March 17, 2003

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In thousands)

                                                                                  Deductions
                                                                         -----------------------------
                                           Balance at    Charged to      Uncollectable                          Balance at
                                           Beginning      Costs and         Accounts                               End
                                           of Period      Expenses        Written Off         Other (a)         of Period
                                           ---------      --------        -----------         ---------         ---------
Year Ended December 31, 2000
      Accounts receivable allowance
        for doubtful accounts..........         $853          $623            $(146)               $(4)           $1,326

Year Ended December 31, 2001
      Accounts receivable allowance
        for doubtful accounts..........       $1,326          $889            $(343)             $(175)           $1,697

Year Ended December 31, 2002
      Accounts receivable allowance
        for doubtful accounts..........       $1,697          $679            $(515)              $175            $2,036

----------
(a)   Foreign currency translation adjustments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 10. Directors and Executive Officers of Metallurg, Inc.

      The following table sets forth certain information with respect to the individuals who are the directors and executive officers of Metallurg, Inc.:

Name                                                Age      Position
----                                                ---      --------
Heinz C. Schimmelbusch.........................     58       Chairman of the Board, Director and Chief Executive Officer
Arthur R. Spector..............................     62       Vice Chairman of the Board, Director and Executive Vice Chairman
Eric E. Jackson................................     50       President and Chief Operating Officer
Barry C. Nuss..................................     49       Senior Vice President and Chief Financial Officer
James Pearson .................................     62       Managing Director of LSM
Michael J. Emmi................................     61       Director
Nils A. Kindwall...............................     79       Director
Jack L. Messman................................     63       Director
Samuel A. Plum.................................     58       Director
Michael D. Winfield............................     64       Director

      Each director of Metallurg, Inc. holds office until the next annual meeting of the stockholder of Metallurg, Inc. or until his successor has been elected and qualified. Officers of Metallurg, Inc. are selected by the Board of Directors and serve at the discretion of the Board of Directors.

      Heinz C. Schimmelbusch - Dr. Heinz C. Schimmelbusch was appointed Chief Executive Officer of Metallurg, Inc. in November 2002. He has been Chairman of the Board and a Director of Metallurg, Inc., as well as President, Chief Executive Officer and a Director of Metallurg Holdings, Inc. (Metallurg, Inc.'s parent company), since July 1998. He is a Managing Director of the general partner, and founder, of Safeguard International Fund, L.P., a private equity fund investing in North America and Europe; and Chairman and CEO of Allied Resource Corporation, a global technology and engineering group, both located in Wayne, Pennsylvania. He serves as Chairman of the Board of Directors of the following companies: In the U.S. - Alanx Corporation in Newark, Delaware and Puralube, Inc. in Wayne, Pennsylvania; In Germany - ALD Vacuum Technologies AG in Hanau; Pfalz-Flugzengwerke AG in Speyer; and KWH Katalystorenwerke GmbH in Marl; and in Belgium - Sudamin Holdings S.A. in Brussels. During his professional career, Dr. Schimmelbusch held various industrial positions in
Germany: Chairman of the Managing Board of Metallgesellschaft AG in Frankfurt; Chairman of the Supervisory Boards of Buderus AG in Wetzlar; Dynamit Nobel AG in Troisdorf; Norddeutsche Affinerie AG in Hamburg; Grillowerke AG in Duisburg; and of BUS Umweltservice AG in Frankfurt. In Canada, he was Chairman of the Board of Directors of Metall Mining Corporation in Toronto and Methanex Corporation in Vancouver. He served on the following Boards of Directors: Allianz Versicherungs AG, Munich and Mobil Oil AG, Hamburg in Germany; Teck Corporation in Vancouver, Canada and Safeguard Scientifics, Inc. in Wayne, Pennsylvania. He was a Member of the Advisory Boards of Dresdner Bank AG in Frankfurt, Germany; Creditanstalt AG in Vienna, Austria; the European Bank for Reconstruction and Development in London, England; and of Hermes Kreditversicherungs-AG in Hamburg, Germany. Dr. Schimmelbusch also served as a member of the Presidency of the Federation of German Industries (BDI) in Cologne, Germany and Chairman of its Environmental Committee; and member of the Presidency of the International Chamber of Commerce
(ICC) in Paris, France. Dr. Schimmelbusch received his graduate degree (with distinction) and his doctorate (magna cum laude) from the University of Tubingen, Germany. For chairing the International Advisory Committee of the Austrian Chancellor, he was awarded the Golden Cross of Honor for services to the Republic of Austria.

      Arthur R. Spector - Mr. Spector was elected Vice Chairman of the Board and as Executive Vice Chairman of Metallurg, Inc. in November 2002. He has been a Director of Metallurg, Inc. and Metallurg Holdings, Inc. since July 1998 and has been Executive Vice President of Metallurg Holdings, Inc. since July 1998 and Treasurer since August 2000. He is a Managing Director of the general partner and of the management company of Safeguard International Fund, L.P. From January 1997 to March 1998, Mr. Spector served as Managing Director of TL Ventures LLC, a venture capital company. Mr. Spector has also served as Chairman of various public companies, including Casino & Credit Services, Inc., Abraham Lincoln Federal Savings Bank and State National Bank of Maryland. Mr. Spector serves as a Director of Docucorp International, a document automation company. Mr. Spector holds a B.S. degree in economics from the Wharton School of the University of Pennsylvania and a J.D. from the University of Pennsylvania Law School.

      Eric E. Jackson - Mr. Jackson was appointed President and Chief Operating Officer of Metallurg, Inc. in November 2002 after having served as Senior Vice President of Metallurg, Inc. since August 1998. He also serves as an officer and director of certain subsidiaries of Metallurg, Inc. Mr. Jackson was Senior Vice President and then President of Shieldalloy from September 1996 and retains the position of President currently. From 1993 to 1995, he was Assistant Director at Phibro, a division of Salomon, Inc., where he directed trading and distribution operations. Prior thereto, he was a Vice President at Louis Dreyfus Corporation from 1989 to 1993, where he managed trading and soft physical commodities operations. From 1979 to 1989, Mr. Jackson served in various capacities at Cargill Incorporated in Canada and the United States. Mr. Jackson received a B.S. degree in economics and an M.B.A. from the University of Saskatchewan.

      Barry C. Nuss - Mr. Nuss joined Metallurg, Inc. as Financial Controller in 1983, was appointed Vice President, Finance of Shieldalloy in 1988, then became Vice President, Finance and Chief Financial Officer of Metallurg, Inc. in 1994, and assumed his current position as Senior Vice President and Chief Financial Officer in November 2002. He also serves as an officer and director of various subsidiaries of Metallurg, Inc. He was previously employed as an auditor at Deloitte Haskins & Sells (now known as Deloitte & Touche LLP) from 1976 to 1981 and as a Financial Analyst at Cabot Mineral Resources from 1981 to 1983. Mr. Nuss is a Certified Public Accountant and has a B.S. degree in accounting from Fairleigh Dickinson University.

      James Pearson - Dr. Pearson was appointed Joint Managing Director of LSM in 1983 and then became Managing Director of LSM in August 1998. Prior to this appointment, he held several technical positions at LSM, which he joined in 1968. Prior to joining LSM, Dr. Pearson worked for Workington Iron & Steel Works in Workington, England. Dr. Pearson has a B.Sc. and Ph.D. in metallurgy from the University of Wales.

      Michael J. Emmi - Mr. Emmi was elected a Director of Metallurg, Inc. in February 2001. In April 2002, Mr. Emmi founded and became Chief Executive Officer of IPR International, a provider of data backup and recovery services. He retired as Chairman and Chief Executive Officer of Systems & Computer Technology Corp. (SCT), a provider of industry-focused technology solutions, in January 2002. Mr. Emmi joined SCT from General Electric in May 1985, after 25 years in the information services industry. He is a current board member of CompuCom Systems, Inc. and CDI Corporation. Civic board positions include the Philadelphia Orchestra Association, the Greater Philadelphia Technology Council, Legatus International and the Business-Higher Education Forum. Mr. Emmi has a B.S. degree in business management from the State University of New York, Albany.

      Nils A. Kindwall - Mr. Kindwall was elected a Director of Metallurg, Inc. in August 1998. He is the retired Vice Chairman of Freeport McMoRan, Inc. At Freeport, he was one of the founders of Freeport Indonesia, a producer of copper and gold. He has been involved in the financing of varied projects within the mining industry. He is also a former member of Chemical Bank's Advisory Board and a former Director of Inmet Mining Corporation, Northfield Minerals and John Wiley & Sons (publishers). He is currently a Director of Allied Resource Corporation. Mr. Kindwall received his B.A. from Princeton University and an M.B.A. from the Columbia University Graduate School of Business.

      Jack L. Messman - Mr. Messman was elected a Director of Metallurg, Inc. in November 1998. In July 2001, he became President and Chief Executive Officer of Novell, Inc., a provider of Net services software, upon its acquisition of Cambridge Technology Partners, Inc., an E-Business services provider (of which he had been President and Chief Executive Officer from August 1999 to July
2001). He was Chairman of the Board and Chief Executive Officer of Union Pacific Resources Group Inc. (UPRG) from 1996 to August 1999. Prior to becoming Chairman and Chief Executive Officer of UPRG, Mr. Messman was President of UPRG. Prior to joining UPRG in 1991, Mr. Messman had been Chairman and Chief Executive Officer of U.S. Pollution Control, Inc., Union Pacific's environmental services company, since 1988. Prior thereto, he was managing director of Mason Best Company of Houston, an investment banking firm, from 1986 to 1988, and simultaneously served as Chairman and Chief Executive Officer of Somerset House Corporation, a publishing company owned by Mason Best. He was Executive Vice President-Chief Financial Officer and a member of the Board of Directors of Warner Amex Cable Communications, Inc. from 1983 to 1986. From 1981 to 1983, he was Executive Vice President and a Director of Safeguard Scientifics, Inc. and also served as President and Chief Executive Officer of Novell, Inc., a company controlled by Safeguard Scientifics, Inc., from 1982 to 1983. He was President and Chief Executive Officer of Norcross, Inc., a consumer products company, from 1973 to 1980. Prior thereto, he was a partner in a Philadelphia investment banking firm. Mr. Messman is a graduate of the University of Delaware, with a B.S. degree in chemical engineering, and received his M.B.A. from the Harvard Graduate School of Business Administration. He was also a Director of Union Pacific Corporation (former parent of UPRG) and MTV Networks, Inc. Mr. Messman currently serves on the Board of Directors of Safeguard Scientifics, Inc., Novell, Inc., US Data, Inc., Cambridge Technology Partners, Inc. and Radioshack Corporation.

      Samuel A. Plum - Mr. Plum was elected to serve as a Director of Metallurg, Inc. in November 1998 and as a Director of Metallurg Holdings in October 1998. He has been a Managing General Partner of the general partner of SCP Private Equity Partners, L.P. since its commencement in August 1996 and was an employee of Safeguard Scientifics, Inc. from 1993 to 1996. From February 1989 to January 1993, Mr. Plum served as President of Charterhouse, Inc. and Charterhouse North American Securities, Inc., the U.S. investment banking and broker-dealer divisions of Charterhouse PLC, a merchant bank located in the U.K. From 1973 to 1989, he served in various capacities, including Managing Director and partner, at the investment banking divisions of Paine Webber Inc. and Blyth Eastman Dillon & Co., Inc., respectively. Mr. Plum is also a Director of PacWest Telecomm, Inc., Index Stock Photography, Inc., Pentech Financial Service, Inc., WebVision, Inc. and the Philadelphia Zoological Society. Past directorships include Tishman Holdings Corporation, Icon CMT Corp., Vortex Sound Communications, Inc., Quaker Fabrics Corporation and the National Audubon Society, the latter two as Chairman. Mr. Plum holds a B.A. degree in history from Harvard University and an M.B.A. degree from the Harvard Graduate School of Business Administration.

      Michael D. Winfield - Michael D. Winfield was elected a Director of Metallurg Inc. on November 9, 2001. He began his career with UOP LLC, a leading international supplier of technology, products and services to the oil refining, petrochemical and gas processing industries, in 1962. He retired as President and Chief Executive Officer of UOP in 2001 and continues to serve on its Board of Managers and as a Senior Advisor following his retirement. He is Chairman of Landauer Corp., a radiation dosimetry measurement and services company, and a Director of Chicago Bridge and Iron NV, a designer and fabricator of tankage. He has professional affiliations with a number of industry and international trade organizations. Mr. Winfield earned a B.S. in chemical engineering from Ohio State University, where he is a Distinguished Alumnus and a member of the College of Engineering's Advisory Committee, and an M.B.A. from the University of Chicago.

      The Board of Directors has a compensation committee and an audit committee, on which Dr. Schimmelbusch, Mr. Winfield and Mr. Kindwall; and Messrs. Spector, Kindwall and Plum; respectively, serve.

      Effective November 21, 2002, Mr. Michael A. Standen resigned his positions as Vice Chairman of the Board and as a Director of Metallurg, Inc.

Item 11. Executive Compensation.

      The following table sets forth the compensation earned by Metallurg, Inc.'s Chief Executive Officers and the four other most highly compensated executive officers (collectively, the "Named Officers") during the calendar years 2000, 2001 and 2002, for services rendered in all capacities to Metallurg, Inc. during each of those periods. The compensation information is presented on a calendar year basis.

                           Summary Compensation Table

                                                                                                Long-Term Compensation
                                                                                            ------------------------------
                                                                   Annual Compensation      Securities
                                                               --------------------------   Underlying        All Other
                                                                Salary           Bonus       Options         Compensation
Name and Principal Position                           Year        ($)           ($) (c)        (#)               ($)
---------------------------                         -------    ----------      ----------   ----------      --------------
Heinz C. Schimmelbusch ............................   2002         74,038(a)      --              --                  --
    Chairman of the Board, Director and Chief
    Executive Officer

Alan D. Ewart......................................   2002        530,000(b)      --              --              57,290(b,d)
   President, Chief Executive Officer                 2001        530,000         175,000         --               6,078
   and Director                                       2000        510,000         229,500         --               5,898

Arthur R. Spector .................................   2002         66,987(a)      --              --                  --
    Vice Chairman of the Board, Director and
    Executive Vice Chairman

Eric E. Jackson....................................   2002        323,000         120,000         --               6,040(d)
   President and Chief Operating                      2001        323,000         107,000         --               5,790
   Officer                                            2000        310,000         145,000         --               5,790

Barry C. Nuss......................................   2002        266,000         100,000         --               6,040(d)
   Senior Vice President and Chief                    2001        266,000          88,000         --               5,790
   Financial Officer                                  2000        255,000         115,000         --               5,790

James Pearson......................................   2002        222,398          20,293         --              15,000(e)
   Managing Director of LSM                           2001        193,094          26,298         --              15,000
                                                      2000        197,223          56,891         --              15,000

----------
(a) Dr. Schimmelbusch and Mr. Spector were elected to their positions as Chief Executive Officer and Executive Vice Chairman, respectively, effective November 8, 2002.
(b) Mr. Ewart's employment ended on November 8, 2002. In agreement with the Board and in accordance with terms of his employment agreement, he was paid $50,962 for accrued vacation in addition to his full annual salary in 2002.
(c) Bonuses are paid in the first quarter of the following year (e.g. bonuses with respect to 2002 are reported above on that line, but are paid in
      2003).
(d) These amounts consist of matching contributions by Metallurg under its 401(k) Plan ($5,500, paid in 2003), plus term life insurance premiums ($828, $540 and $540) with respect to Mr. Ewart, Mr. Jackson and Mr. Nuss, respectively.
(e)   Dr. Pearson received a consulting fee from Metallurg, Inc.

Option Grants In the Last Fiscal Year

      There were no grants of options made during fiscal 2002 to the Named Officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

      The following table provides information on the number of stock options held by the Named Officers at fiscal year-end. Values of unexercised outstanding options are not provided since Metallurg, Inc.'s equity securities are not traded. No options were exercised in 2002.

                                                     Number of Securities
                                                    Underlying Unexercised
                                                          Options at
                                                       December 31, 2002
Named Officer                                      Exercisable/Unexercisable
-------------                                  --------------------------------
Heinz C. Schimmelbusch ...................                25,000 / --
Arthur R. Spector ........................                15,000 / --
Alan D. Ewart (a).........................                60,000 / --
Eric E. Jackson...........................                35,000 / --
Barry C. Nuss.............................                25,000 / --
James Pearson ............................                17,500 / --

----------
(a) As Mr. Ewart's employment ended on November 8, 2002, all of his outstanding options expired unexercised in February 2003.

Stock Compensation Plans

      On November 20, 1998, the Board of Directors of Metallurg, Inc. (the "Board") adopted the 1998 Equity Compensation Plan ("ECP") to provide
(i) designated employees of Metallurg, Inc. and its subsidiaries, (ii) certain advisors who perform services for Metallurg, and (iii) non-employee members of the Board with the opportunity to receive grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and performance units. Metallurg believes that the ECP will encourage the participants to contribute materially to the growth of Metallurg and will align the economic interests of the participants with those of its shareholder. As of December 31, 2002, the number of authorized shares of common stock of Metallurg ("Company Stock") was 10,000,000 shares, of which 5,000,000 are outstanding. Subject to certain adjustments specified in the ECP, the aggregate number of shares of Company Stock that may be issued or transferred under the ECP is 500,000 shares.

      Pursuant to the ECP, between 1998 and December 31, 2002, the Board has awarded aggregate options (net of cancellations and forfeitures) to purchase up to 400,000 shares of Company Stock at an exercise price of $30.00 per share. Each member of the Board (other than Mr. Ewart) received options to purchase 15,000 shares, except that Dr. Schimmelbusch received options to purchase 25,000 shares. Messrs. Ewart, Jackson and Nuss and Dr. Pearson received stock options in the amounts of 75,000, 35,000, 25,000 and 17,500, respectively. The options have a term of 10 years and vest as follows: 20% on the date of the grant and 20% on each of the first four anniversaries of the date of grant. During 2002, an aggregate of 72,500 options terminated without exercise and became available again for grant under the ECP.

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

      The following table shows the estimated annual retirement benefits payable at age 65 under the Pension Plan assuming current regulatory limitations on covered compensation to participating employees, including the Named Officers (other than Dr. Pearson), in the remuneration and years of service classifications indicated. Metallurg, Inc. does not currently have a supplemental executive retirement plan.

                                                                         Years of Service
                                       --------------------------------------------------------------------------------------
Remuneration                                10                15                20                25                30
------------                           --------------   ----------------   --------------   ---------------   ---------------
$100,000..........................        16,436            24,654            32,872            41,090             49,308
$125,000..........................        21,186            31,779            42,372            52,965             63,558
$150,000..........................        25,936            38,904            51,872            64,840             77,808
$175,000..........................        30,686            46,029            61,372            76,715             92,058
$200,000..........................        35,436            53,154            70,872            88,590            106,308

      The respective years of service credited for pension purposes as of December 31, 2002 and the estimated years of service at age 65 for each of the Named Officers (other than Dr. Pearson) are as follows:

                                                     Completed                  Completed
                                                Years of Service at        Years of Service at
Named Officer                                    December 31, 2002          Normal Retirement
-------------                                 ------------------------   -------------------------
Heinz C. Schimmelbusch                                  --                          7
Arthur R. Spector                                       --                          3
Eric E. Jackson                                          6                          20
Barry C. Nuss                                           19                          30

      Dr. Pearson has completed approximately 38 years of service at LSM at December 31, 2002 and will have completed approximately 40 years of service at normal retirement age. He is entitled to an annual estimated benefit of approximately 'L'84,000 ($135,215) under LSM's pension plan at age 65.

Compensation of Directors

      Non-executive directors of Metallurg, Inc. receive an annual retainer of $10,000 and a fee of $1,000 for each Board meeting attended. The Board meets each quarter and may act by unanimous written consent or call special meetings between regularly scheduled meetings, as necessary. The Chairman of the Compensation Committee and the Chairman of the Audit Committee each receives an additional $1,000 for each committee meeting attended. Additional compensation may be paid to directors in connection with special assignments, as determined by the Compensation Committee. In November 1998, each non-executive director was awarded 15,000 stock options, except for the Chairman of the Board, Dr. Schimmelbusch, who was awarded 25,000 stock options. During 2001, Messrs. Emmi and Winfield, upon being elected Directors, were each awarded 15,000 stock options. The options have ten year terms, vest 20% on date of grant and 20% on each of the first four anniversaries of the date of grant, and have an exercise price of $30.00 per share.

Executive Employment Agreements and Termination of Employment Arrangements

      Metallurg, Inc. entered into employment agreements with the following Named Officers (individually, an "Executive"): Heinz C. Schimmelbusch and Arthur
R. Spector, effective November 11, 2002; and Eric E. Jackson and Barry C. Nuss, effective August 10, 1998. Each agreement is for an initial term of two years and automatically renews for successive one-year periods unless the Executive or Metallurg notifies the other in writing at least ninety days prior to the next scheduled expiration date that the term will not be extended. Each Executive has agreed not to compete against Metallurg during the employment term and for a period of twelve to eighteen months thereafter, depending on certain circumstances.

      Each Executive receives an annual base salary equal to his annual base salary in effect on the date of the agreement, which may be increased by the Board of Directors. Each Executive is entitled to participate in the employee benefit plans generally made available to Metallurg's senior-level executives. Pursuant to the executive employment agreements, the base salaries set forth therein (subject to annual increases) are $525,000 for Dr. Schimmelbusch, $475,000 for Mr. Spector, $280,000 for Mr. Jackson and $240,000 for Mr. Nuss.

      The agreements contain customary provisions concerning termination of employment by Metallurg with and without cause, by the Executive with and without "good reason" (as defined therein), and as a result of death or disability. Depending upon the basis for termination, severance may be paid for a period up to 18 months after termination or not at all. Bonuses may be paid, at the discretion of the Chief Executive Officer (or in consultation with the Compensation Committee, in the case of Dr. Schimmelbusch and Mr. Spector), but no formal bonus plan has been adopted.

      Effective November 8, 2002, Mr. Ewart's employment with Metallurg, Inc. ended. In agreement with the Board and under terms of his employment agreement, Mr. Ewart is entitled to receive additional salary payments of $718,897, payable through May 8, 2004, and payments in lieu of other employee benefits of approximately $42,650, payable through January 2005.

      Effective June 21, 2002, the employment of Ms. Ellen T. Harmon and Mr. Dennis P. Kelly, formerly Vice President and General Counsel, and Vice President, Group Strategic Planning of Metallurg, Inc., respectively, were terminated. Under terms of her agreement, Ms. Harmon received her full annual salary of $251,000 and payments in lieu of employee benefits of $4,501 in 2002. She is entitled to receive additional salary payments of $244,564, payable through December 21, 2003, and payments in lieu of employee benefits of approximately $17,653, payable through January 2004. Under terms of his agreement, Mr. Kelly received his full annual salary of $237,000 in 2002. He is entitled to receive additional salary payments of $230,923, payable through December 21, 2003, and payment in lieu of employee benefits of approximately $16,514, payable through January 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      All of the issued and outstanding voting securities of Metallurg, Inc. are owned by Metallurg Holdings, Inc., located at Building 400, 435 Devon Park Drive, Wayne, PA 19087, whose voting securities are owned (to the extent of 5% or more) by Safeguard International Fund, L.P. and SCP Private Equity Partners, L.P. An aggregate (net of cancellations and forfeitures) of 400,000 option shares of Metallurg, Inc. stock has been issued to all officers and directors and other employees of Metallurg (see "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" and "Stock Compensation Plans" for details), none of which has been exercised.

                                                  Number of Securities
                                                    to be Issued upon          Weighted-Average         Number of Securities
                                                      Exercise of              Exercise Price of         Remaining Available
                                                   Outstanding Options        Outstanding Options        for Future issuance
                                                  --------------------        -------------------       ---------------------
      Equity compensation plans
          approved by security holders (a) ....          400,000                    $30.00                     100,000
      Equity compensation plans not
          approved by security holders ........            None                      None                        None

----------
(a) On November 20, 1998, the Board adopted the ECP. Options issuable under the ECP have a term of ten years and vest in most cases 20% on the date of grant and 20% on each of the first four anniversaries of the date of the grant. The ECP is Metallurg's only equity compensation plan.

Item 13. Certain Relationships and Related Transactions.

      See the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions" for details of certain related party transactions occurring in 2002.

Item 14. Controls and Procedures

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)   Documents filed as part of this report:

      (1) A list of the financial statements filed as part of this report appears on page 25.

      (2) The financial statement schedule, required to be filed as part of this report, appears on page 62.

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

4.3 Form of 11% Series B Senior Notes due 2007, dated as of November 25, 1997 (incorporated herein by reference to Exhibit S44.3 to the Form S-4 Registration Statement filed by Metallurg, Inc. with the Securities and Exchange Commission on December 30, 1997 (File No. 333-42141)).

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

Exhibit
Number                        Description of Exhibit
------                        ----------------------

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

10.5 Fourth Amendment to Amended and Restated Loan Agreement (dated as of October 29, 1999), dated as of December 13, 2001, by and among Metallurg, Inc., Shieldalloy Metallurgical Corporation and Metallurg International Resources, LLC, as Borrowers, Metallurg Services, Inc., MIR (China), Inc. and Metallurg Holdings Corporation, as Guarantors, and Fleet National Bank (formerly known as BankBoston, N.A.) as Agent for itself and the other financial institutions parties thereto, and the banks named therein (incorporated herein by reference to Exhibit 10.5 to Metallurg, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2002 (File No. 333-42141)).

10.6 Fifth Amendment to Amended and Restated Loan Agreement (dated as of October 29, 1999), dated as of December 20, 2002, by and among Metallurg, Inc., Shieldalloy Metallurgical Corporation and Metallurg International Resources, LLC, as Borrowers, Metallurg Services, Inc., MIR (China), Inc. and Metallurg Holdings Corporation, as Guarantors, and Fleet National Bank (formerly known as BankBoston, N.A.) as Agent for itself and the other financial institutions parties thereto, and the banks named therein.

10.7 Sixth Amendment to Amended and Restated Loan Agreement (dated as of October 29, 1999), dated as of January 30, 2003, by and among Metallurg, Inc., Shieldalloy Metallurgical Corporation and Metallurg International Resources, LLC, as Borrowers, Metallurg Services, Inc., MIR (China), Inc., Metallurg Holdings Corporation and Metallurg (Canada) Ltd., as Guarantors, and Fleet National Bank (formerly known as BankBoston, N.A.) as Agent for itself and the other financial institutions parties thereto, and the banks named therein.

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

10.12 Employment Agreements dated November 19, 1998 and November 20, 1998 by and between Metallurg, Inc. and each of Eric E. Jackson and Barry C. Nuss, respectively (incorporated herein by reference to Exhibit 10.14 to Metallurg, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 1999 (File No. 333-42141)).

10.13 Employment Agreements dated November 11, 2002, by and between Metallurg, Inc. and each of Heinz C. Schimmelbusch and Arthur R. Spector.

10.14 Advisory Agreement, dated as of July 1, 2000, by and between Metallurg, Inc. and Safeguard International Management LLC (incorporated herein by reference to Exhibit 10.17 to Metallurg, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 13, 2000 (File No. 333-42141)).

10.15 Intercompany Tax Allocation Agreement, dated July 13, 1998, by and among Metallurg Holdings, Inc., Metallurg, Inc. and various subsidiaries thereof (incorporated herein by reference to Exhibit 10.17 to Metallurg, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 1999 (File No. 333-42141)).

21.1    Subsidiaries of Metallurg, Inc.

(b)   Reports on Form 8-K
      -------------------
      Metallurg, Inc. filed a Report on Form 8-K with the Securities and Exchange Commission on January 15, 2003, reporting the sale of certain subsidiaries to related parties.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized as of the 27th day of March 2003.

                               METALLURG, INC.

                               By: /s/ Barry C. Nuss
                                   ----------------------------
                               Barry C. Nuss
                               Senior Vice President and Chief Financial Officer

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

            Signature                                     Title(s)                                                Date
            ---------                                     --------                                                ----
    /s/ HEINZ C. SCHIMMELBUSCH         Chairman, Director and Chief Executive Officer                        March 27, 2003
----------------------------------
      Heinz C. Schimmelbusch

      /s/ ARTHUR R. SPECTOR            Vice Chairman, Director and Executive Vice Chairman                   March 27, 2003
----------------------------------
        Arthur R. Spector

       /s/ ERIC E. JACKSON             President and Chief Operating Officer                                 March 27, 2003
----------------------------------
         Eric E. Jackson

        /s/ BARRY C. NUSS              Senior Vice President and Chief Financial Officer                     March 27, 2003
----------------------------------
          Barry C. Nuss

       /s/ MICHAEL J. EMMI             Director                                                              March 27, 2003
----------------------------------
         Michael J. Emmi

       /s/ NILS A. KINDWALL            Director                                                              March 27, 2003
----------------------------------
         Nils A. Kindwall

       /s/ JACK L. MESSMAN             Director                                                              March 27, 2003
----------------------------------
         Jack L. Messman

        /s/ SAMUEL A. PLUM             Director                                                              March 27, 2003
----------------------------------
          Samuel A. Plum

     /s / MICHAEL D. WINFIELD          Director                                                              March 27, 2003
----------------------------------
       Michael D. Winfield

        /s / JAMES PEARSON             Managing Director of LSM                                              March 27, 2003
----------------------------------
          James Pearson

                            OFFICERS' CERTIFICATIONS

I, Heinz C. Schimmelbusch, certify that:

1.    I have reviewed this annual report on Form 10-K of Metallurg, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003


                                       /s/ Heinz C. Schimmelbusch
                                       -------------------------------------
                                       Heinz C. Schimmelbusch
                                       Chief Executive Officer

I, Barry C. Nuss, certify that:

1.    I have reviewed this annual report on Form 10-K of Metallurg, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003


                               /s/ Barry C. Nuss
                               ------------------------------------
                               Barry C. Nuss
                               Senior Vice President and Chief Financial Officer

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The British pound sterling sign shall be expressed as.................. 'L'
 The Euro sign shall be expressed as.................................... 'E'
 The section symbol shall be expressed as...............................'SS'