Form 10-Q
period 2003-06-30
METALLURG INC
filed 2003-08-11
CIK 1030992

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [_] No [X]

     The number of shares of common stock, $0.01 par value, issued and outstanding as of August 11, 2003 was 5,000,000.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                      Page No.
                                                                                      --------
Part I.    FINANCIAL INFORMATION:

           Item 1 - Financial Statements (Unaudited)

                    Condensed Statements of Consolidated Operations for the
                    Quarters and the Two Quarters Ended June 30, 2003 and 2002 ....         2

                    Condensed Consolidated Balance Sheets at June 30, 2003 and
                    December 31, 2002 .............................................         3

                    Condensed Statements of Consolidated Cash Flows for the Two
                    Quarters Ended June 30, 2003 and 2002 .........................         4

                    Notes to Condensed Unaudited Consolidated Financial
                    Statements ....................................................      5-13

           Item 2 - Management's Discussion and Analysis of Financial Condition
                    and Results of Operations .....................................     14-22

           Item 3 - Quantitative and Qualitative Disclosure of Market Risk ........        23

           Item 4 - Controls and Procedures .......................................        23

Part II.   OTHER INFORMATION:

           Item 6 - Exhibits and Reports on Form 8-K ..............................        23

           Signature Page .........................................................        24

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
                                 (In thousands)

                                                              Quarters Ended June 30,   Two Quarters Ended June 30,
                                                              -----------------------   ---------------------------
                                                                   2003      2002             2003       2002
                                                                 -------   -------          --------   --------
Sales .....................................................      $90,569   $86,291          $180,064   $163,796
Commission income .........................................          102       159               241        334
                                                                 -------   -------          --------   --------
   Total revenue ..........................................       90,671    86,450           180,305    164,130
                                                                 -------   -------          --------   --------

Operating costs and expenses:
   Cost of sales ..........................................       82,141    79,739           161,869    150,577
   Selling, general and administrative expenses ...........        9,714     9,596            18,791     19,221
   Environmental expense recovery .........................           --        --                --     (3,000)
   Restructuring charges, net .............................           --     1,361                --      1,361
                                                                 -------   -------          --------   --------
   Total operating costs and expenses .....................       91,855    90,696           180,660    168,159
                                                                 -------   -------          --------   --------
   Operating loss .........................................       (1,184)   (4,246)             (355)    (4,029)

Other income (expense):
   Other income, net ......................................           40        61                80        118
   Interest expense, net ..................................       (3,331)   (3,288)           (6,655)    (6,571)
                                                                 -------   -------          --------   --------
   Loss before income tax benefit and minority interest ...       (4,475)   (7,473)           (6,930)   (10,482)
Income tax benefit ........................................         (470)     (271)              (27)      (145)
                                                                 -------   -------          --------   --------
   Loss before minority interest ..........................       (4,005)   (7,202)           (6,903)   (10,337)
Minority interest .........................................          (16)      (12)              (48)       (21)
                                                                 -------   -------          --------   --------
   Net loss ...............................................       (4,021)   (7,214)           (6,951)   (10,358)

Other comprehensive income (loss):
   Foreign currency translation adjustment ................        1,820     4,200             2,114      3,437
   Deferred gain (loss) on derivatives, net ...............           66      (119)               77        (74)
                                                                 -------   -------          --------   --------
   Comprehensive loss .....................................      $(2,135)  $(3,133)         $ (4,760)  $ (6,995)
                                                                 =======   =======          ========   ========

       See notes to condensed unaudited consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                 June 30,    December 31,
                                                                   2003          2002
                                                               -----------   ------------
                                                               (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents ...............................     $ 17,930      $ 29,438
   Accounts receivable, net ................................       54,414        51,786
   Inventories .............................................       74,102        65,741
   Prepaid expenses and other current assets ...............       12,147         9,656
                                                                 --------      --------
      Total current assets .................................      158,593       156,621
Property, plant and equipment, net .........................       65,358        66,522
Other assets ...............................................       26,816        25,022
                                                                 --------      --------
      Total ................................................     $250,767      $248,165
                                                                 ========      ========

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current Liabilities:
   Short-term debt and current portion of long-term debt ...     $  7,588      $  6,272
   Accounts payable ........................................       40,206        37,129
   Accrued expenses ........................................       14,719        18,533
   Other current liabilities ...............................        2,436         2,048
                                                                 --------      --------
      Total current liabilities ............................       64,949        63,982
                                                                 --------      --------

Long-term Liabilities:
   Long-term debt ..........................................      121,539       121,019
   Accrued pension liabilities .............................       52,028        47,509
   Environmental liabilities, net ..........................       27,485        26,285
   Other liabilities .......................................        1,436         1,394
                                                                 --------      --------
      Total long-term liabilities ..........................      202,488       196,207
                                                                 --------      --------

      Total liabilities ....................................      267,437       260,189
                                                                 --------      --------

Minority Interest ..........................................          511           462
                                                                 --------      --------

Shareholder's Deficit:
   Common stock ............................................           50            50
   Due from parent company .................................      (21,715)      (21,715)
   Additional paid-in capital ..............................       72,579        72,514
   Accumulated other comprehensive loss ....................      (36,430)      (38,621)
   Retained deficit ........................................      (31,665)      (24,714)
                                                                 --------      --------
      Total shareholder's deficit ..........................      (17,181)      (12,486)
                                                                 --------      --------

      Total ................................................     $250,767      $248,165
                                                                 ========      ========

       See notes to condensed unaudited consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                  Two Quarters Ended
                                                                                       June 30,
                                                                                  -------------------
                                                                                    2003       2002
                                                                                  --------   --------
Cash Flows from Operating Activities:
Net loss ......................................................................   $ (6,951)  $(10,358)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ..............................................      4,361      3,960
   Deferred income taxes ......................................................     (1,208)      (500)
   Restructuring charges, net .................................................         --      1,361
   Change in operating assets and liabilities:
      (Increase) decrease in accounts receivable ..............................       (161)     1,775
      (Increase) decrease in inventories ......................................     (6,232)     1,623
      Increase in other current assets ........................................     (1,881)      (649)
      (Decrease) increase in accounts payable and accrued expenses ............       (404)       161
      Environmental payments ..................................................     (1,247)    (1,031)
      Restructuring payments ..................................................       (750)      (454)
      Other assets and liabilities, net .......................................      2,179        432
                                                                                  --------   --------
         Net cash used in operating activities ................................    (12,294)    (3,680)
                                                                                  --------   --------

Cash Flows from Investing Activities:
Additions to property, plant and equipment ....................................     (1,995)    (7,722)
Repayments of loan by former subsidiary .......................................      1,000      4,000
Other, net ....................................................................         57       (292)
                                                                                  --------   --------
         Net cash used in investing activities ................................       (938)    (4,014)
                                                                                  --------   --------

Cash Flows from Financing Activities:
Repayment of long-term debt, net ..............................................        (64)      (116)
Short-term borrowings, net ....................................................      1,202        162
Capital contributions .........................................................         --        260
                                                                                  --------   --------
         Net cash provided by financing activities ............................      1,138        306
                                                                                  --------   --------

Effects of exchange rate changes on cash and cash equivalents .................        586        779
                                                                                  --------   --------

Net decrease in cash and cash equivalents .....................................    (11,508)    (6,609)
Cash and cash equivalents - beginning of period ...............................     29,438     31,772
                                                                                  --------   --------
Cash and cash equivalents - end of period .....................................   $ 17,930   $ 25,163
                                                                                  ========   ========

       See notes to condensed unaudited consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The accompanying condensed unaudited consolidated financial statements include the accounts of Metallurg, Inc. and its majority-owned subsidiaries (collectively, "Metallurg"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Accounting Principles Board Opinion No. 28. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2002 was derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements included in Metallurg's annual report on Form 10-K for the year ended December 31, 2002.

     Metallurg is a wholly owned subsidiary of Metallurg Holdings, Inc. ("Metallurg Holdings") since the acquisition date of July 13, 1998. The financial statements do not reflect the pushdown of purchase accounting adjustments recorded by Metallurg Holdings.

     Metallurg has restated its financial statements for all prior periods to reflect a new reporting entity that excludes certain subsidiaries sold to related parties on December 31, 2002. Metallurg received repayment of loans to one of these former subsidiaries of $1,000,000 and $4,000,000 in the two quarters ended June 30, 2003 and 2002, respectively.

     Metallurg believes that existing cash balances and other sources available may not be sufficient to fund the current and anticipated requirements of debt service, working capital, capital expenditures, pension benefits and environmental expenditures for the next twelve months. Metallurg's long-term debt agreements contain numerous covenants and prohibitions that limit the financial activities of Metallurg, including requirements that Metallurg satisfy certain financial ratios and limitations on additional indebtedness and maintain a minimum liquidity level. While Metallurg is in compliance with all such covenants at June 30, 2003, the ability of Metallurg to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of Metallurg, which will be subject to financial, economic, political, competitive and other factors affecting Metallurg, many of which are beyond its control.

     Metallurg anticipates it will be difficult to maintain adequate levels of liquidity and is pursuing activities to supplement its liquidity in the event its operations continue to consume cash. There can, however, be no assurance that Metallurg will be able to secure additional funding in sufficient amounts or by the time required to meet existing obligations. Metallurg would be prohibited from making the $5,500,000 interest payment due December 1, 2003 on its 11% Senior Notes due 2007 ("Senior Notes") unless it can maintain compliance with its minimum liquidity covenant or, otherwise, obtain the consent of its lenders. Minimum liquidity is defined in the relevant debt agreement, at a $10,000,000 level. Liquidity, as defined in such agreement, was $12,877,000 at June 30, 2003.

     Currently, Metallurg Holdings, Metallurg, Inc.'s parent, does not have sufficient cash on hand to make the interest payment due in January 2004 on its 12 3/4% Senior Discount Notes due 2008 (the "Senior Discount Notes"). While Metallurg, Inc. is permitted under the terms of its Senior Notes indenture to distribute cash to Metallurg Holdings for the purpose of making the January 2004 interest payment, Metallurg, Inc. could be prohibited from making cash distributions at such time under the restrictive covenants of its revolving credit facility. All of Metallurg, Inc.'s outstanding common stock has been pledged as collateral for Metallurg Holdings' obligations under the Senior Discount Notes. If Metallurg Holdings were unable to make its interest payment when due, it could lead to a foreclosure on its assets, principally the equity of Metallurg, Inc., and create a default under the terms of Metallurg, Inc.'s Senior Notes indenture.

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

                                                                        Two Quarters Ended
                                                                             June 30,
                                                                        -------------------
                                                                          2003       2002
                                                                        --------   --------
Net loss, as reported ...............................................   $ (6,951)  $(10,358)
Less: compensation  expense for option awards  determined by the
   fair value based method, net of related tax effects ..............         28        131
                                                                        --------   --------
   Pro forma net loss ...............................................   $ (6,979)  $(10,489)
                                                                        ========   ========

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

                                                                                              Intersegment   Consolidated
                                               LSM       SMC      CIF       EWW      Other    Eliminations      Totals
                                             -------   -------   ------   -------   -------   ------------   ------------
Quarter Ended June 30, 2003
Revenue from external customers ..........   $34,990   $24,517   $3,533   $ 6,685   $20,946                    $ 90,671
Intergroup revenue .......................     6,716     1,055    4,227     3,070     1,235     $(16,303)            --
Income tax provision (benefit) ...........        34      (767)    (127)     (514)      904           --           (470)
Net loss .................................        (2)      (85)    (339)     (112)   (2,678)        (805)        (4,021)

Quarter Ended June 30, 2002
Revenue from external customers ..........   $31,674   $22,891   $4,759   $ 5,102   $22,024                    $ 86,450
Intergroup revenue .......................     7,997     1,675    3,834       900       655     $(15,061)            --
Income tax (benefit) provision ...........      (325)   (1,448)     (10)     (207)    1,719           --           (271)
Net (loss) income ........................      (802)   (1,507)     280      (215)   (6,796)       1,826         (7,214)

Two Quarters Ended June 30, 2003
Revenue from external customers ..........   $73,478   $45,901   $7,627   $13,523   $39,776                    $180,305
Intergroup revenue .......................    13,927     1,624    7,216     6,195     2,875     $(31,837)            --
Income tax provision (benefit) ...........       151      (760)      --      (612)    1,194           --            (27)
Net income (loss) ........................       188      (349)     (42)      (23)   (3,574)      (3,151)        (6,951)

Two Quarters Ended June 30, 2002
Revenue from external customers ..........   $59,461   $44,795   $8,789   $10,039   $41,046                    $164,130
Intergroup revenue .......................    14,439     2,500    7,901     4,091     1,534     $(30,465)            --
Income tax (benefit) provision ...........      (591)   (1,697)      47      (117)    2,213           --           (145)
Net (loss) income ........................    (1,602)   (1,735)     549       (95)   (8,713)       1,238        (10,358)

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

4. Inventories

     Inventories consist of the following (in thousands):

                                                         June 30,   December 31,
                                                           2003         2002
                                                         --------   ------------
Raw materials ........................................    $12,458      $12,727
Work in process ......................................        697          998
Finished goods .......................................     58,244       49,528
Other ................................................      2,703        2,488
                                                          -------      -------
   Total .............................................    $74,102      $65,741
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

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

8. Recent Accounting Pronouncements

     Effective January 1, 2003, Metallurg adopted SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. The adoption of SFAS No. 143 did not have a material impact on Metallurg's consolidated financial statements.

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

     In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued. The standard amends and clarifies financial reporting for derivative instruments and for hedging activities accounted for under SFAS No. 133 and is effective for contracts entered into or modified, and for hedges designated, after June 30, 2003. Adoption of SFAS 149 is not expected to have a material impact on Metallurg's consolidated financial statements.

     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the initial recognition and initial measurement, on a prospective basis only, of guarantees issued or modified after December 31, 2002. Additionally, certain disclosure requirements are effective for financial statements ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on Metallurg's consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which changes the criteria for including certain non-controlled affiliates, defined as variable interest entities ("VIE"), in a company's consolidated financial statements. FIN 46 requires consolidation of a VIE if the company is subject to a majority of the risk of loss or entitled to receive a majority of the residual returns of the VIE. Metallurg does not expect its non-controlled affiliates to require consolidation under FIN 46.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

9. Supplemental Guarantor Information

     In November 1997, Metallurg, Inc. issued $100 million principal amount of its Senior Notes. Under the terms of the Senior Notes, SMC, Metallurg Holdings Corporation, Metallurg Services, Inc., Metallurg International Resources, LLC and MIR (China), Inc. (collectively, the "Guarantors"), wholly owned subsidiaries of Metallurg, Inc., have fully and unconditionally guaranteed on a joint and several basis Metallurg, Inc.'s obligations to pay principal, premium and interest relative to the Senior Notes. Management has determined that separate, full financial statements of the Guarantors would not be material to potential investors and, accordingly, such financial statements are not provided. Supplemental financial information of the Guarantors is presented below.

           Condensed Consolidating Statement of Operations (Unaudited)
                           Quarter Ended June 30, 2003
                                 (In thousands)

                                                                                   Combined
                                                                     Combined         Non-
                                                      Metallurg,    Guarantor      Guarantor
                                                         Inc.      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                      ----------   ------------   ------------   ------------   ------------
Total revenue .....................................                  $28,448        $75,014        $(12,791)      $90,671
                                                                     -------        -------        --------       -------
Operating costs and expenses:
   Cost of sales ..................................                   27,192         67,856         (12,907)       82,141
   Selling, general and administrative expenses ...    $ 1,134         1,979          6,601              --         9,714
                                                       -------       -------        -------        --------       -------
   Total operating costs and expenses .............      1,134        29,171         74,457         (12,907)       91,855
                                                       -------       -------        -------        --------       -------

   Operating (loss) income ........................     (1,134)         (723)           557             116        (1,184)

Other income (expense):
   Other income, net ..............................         --            --             40              --            40
   Interest (expense) income, net .................     (2,581)          260         (1,010)             --        (3,331)
   Equity in earnings of subsidiaries .............        530           159            232            (921)           --
                                                       -------       -------        -------        --------       -------
   Loss before income tax provision (benefit)
      and minority interest .......................     (3,185)         (304)          (181)           (805)       (4,475)
Income tax provision (benefit) ....................        836          (796)          (510)             --          (470)
                                                       -------       -------        -------        --------       -------
   (Loss) income before minority interest .........     (4,021)          492            329            (805)       (4,005)
Minority interest .................................         --            --            (16)             --           (16)
                                                       -------       -------        -------        --------       -------
   Net (loss) income ..............................     (4,021)          492            313            (805)       (4,021)

Other comprehensive income:
   Foreign currency translation adjustment ........      1,820         1,790          3,146          (4,936)        1,820
   Deferred gain on derivatives, net ..............         66            66            132            (198)           66
                                                       -------       -------        -------        --------       -------
   Comprehensive (loss) income ....................    $(2,135)      $ 2,348        $ 3,591        $ (5,939)      $(2,135)
                                                       =======       =======        =======        ========       =======

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

9. Supplemental Guarantor Information - (Continued)

           Condensed Consolidating Statement of Operations (Unaudited)
                        Two Quarters Ended June 30, 2003
                                 (In thousands)


                                                                                    Combined
                                                                     Combined         Non-
                                                      Metallurg,     Guarantor     Guarantor
                                                         Inc.      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                      ----------   ------------   ------------   ------------   ------------

Total revenue .....................................                   $51,970       $152,213       $(23,878)      $180,305
                                                                      -------       --------       --------       --------
Operating costs and expenses:
   Cost of sales ..................................                    49,071        136,689        (23,891)       161,869
   Selling, general and administrative expenses ...    $ 2,302          3,812         12,677             --         18,791
                                                       -------        -------       --------       --------       --------
   Total operating costs and expenses .............      2,302         52,883        149,366        (23,891)       180,660
                                                       -------        -------       --------       --------       --------

   Operating (loss) income ........................     (2,302)          (913)         2,847             13           (355)

Other income (expense):
   Other income, net ..............................         --             --             80             --             80
   Interest (expense) income, net .................     (5,208)           616         (2,063)            --         (6,655)
   Equity in earnings of subsidiaries .............      1,133            825          1,206         (3,164)            --
                                                       -------        -------       --------       --------       --------
   (Loss) income before income tax provision
      (benefit) and minority interest .............     (6,377)           528          2,070         (3,151)        (6,930)
Income tax provision (benefit) ....................        574           (536)           (65)            --            (27)
                                                       -------        -------       --------       --------       --------
   (Loss) income before minority interest .........     (6,951)         1,064          2,135         (3,151)        (6,903)
Minority interest .................................         --             --            (48)            --            (48)
                                                       -------        -------       --------       --------       --------
   Net (loss) income ..............................     (6,951)         1,064          2,087         (3,151)        (6,951)

Other comprehensive income:
   Foreign currency translation adjustment ........      2,114          2,065          3,429         (5,494)         2,114
   Deferred gain on derivatives, net ..............         77             75            116           (191)            77
                                                       -------        -------       --------       --------       --------
   Comprehensive (loss) income ....................    $(4,760)       $ 3,204       $  5,632       $ (8,836)      $ (4,760)
                                                       =======        =======       ========       ========       ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

9. Supplemental Guarantor Information - (Continued)

                Condensed Consolidating Balance Sheet (Unaudited)
                                  June 30, 2003
                                 (In thousands)

                                                                   Combined       Combined
                                                    Metallurg,     Guarantor    Non-Guarantor
                                                       Inc.      Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                                    ----------   ------------   -------------   ------------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents ....................    $  2,765      $    679        $ 14,486                      $ 17,930
   Accounts receivable, net .....................      31,469        18,256          53,789      $ (49,100)        54,414
   Inventories ..................................          --        28,191          47,264         (1,353)        74,102
   Prepaid expenses and other current assets ....         790         8,398          10,988         (8,029)        12,147
                                                     --------      --------        --------      ---------       --------
         Total current assets ...................      35,024        55,524         126,527        (58,482)       158,593
Investments - intergroup ........................      69,290        13,215          39,748       (122,253)            --
Property, plant and equipment, net ..............         558        22,068          42,732             --         65,358
Other assets ....................................      11,002        57,786          16,266        (58,238)        26,816
                                                     --------      --------        --------      ---------       --------
         Total ..................................    $115,874      $148,593        $225,273      $(238,973)      $250,767
                                                     ========      ========        ========      =========       ========

LIABILITIES AND SHAREHOLDER'S (DEFICIT) EQUITY
Current Liabilities:
   Short-term debt and current portion of
      long-term debt ............................                                  $  7,588                      $  7,588
   Accounts payable .............................    $  2,115      $ 49,328          37,863      $ (49,100)        40,206
   Accrued expenses .............................       2,586         4,096           8,037             --         14,719
   Other current liabilities ....................       4,223         3,806           2,436         (8,029)         2,436
                                                     --------      --------        --------      ---------       --------
         Total current liabilities ..............       8,924        57,230          55,924        (57,129)        64,949
                                                     --------      --------        --------      ---------       --------
Long-term Liabilities:
   Long-term debt ...............................     100,000            --          21,539             --        121,539
   Accrued pension liabilities ..................       6,255           527          45,246             --         52,028
   Environmental liabilities, net ...............          --        24,799           2,686             --         27,485
   Other liabilities ............................      17,876            --          41,798        (58,238)         1,436
                                                     --------      --------        --------      ---------       --------
         Total long-term liabilities ............     124,131        25,326         111,269        (58,238)       202,488
                                                     --------      --------        --------      ---------       --------
         Total liabilities ......................     133,055        82,556         167,193       (115,367)       267,437
                                                     --------      --------        --------      ---------       --------

Minority Interest ...............................          --            --             511             --            511
                                                     --------      --------        --------      ---------       --------

Shareholder's (Deficit) Equity:
   Common stock .................................          50         1,217         118,103       (119,320)            50
   Due from parent company ......................     (21,715)           --              --             --        (21,715)
   Additional paid-in capital ...................      72,579       128,351           7,076       (135,427)        72,579
   Accumulated other comprehensive loss .........     (36,430)      (28,997)        (55,205)        84,202        (36,430)
   Retained deficit .............................     (31,665)      (34,534)        (12,405)        46,939        (31,665)
                                                     --------      --------        --------      ---------       --------
         Total shareholder's (deficit) equity ...     (17,181)       66,037          57,569       (123,606)       (17,181)
                                                     --------      --------        --------      ---------       --------
         Total ..................................    $115,874      $148,593        $225,273      $(238,973)      $250,767
                                                     ========      ========        ========      =========       ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

9. Supplemental Guarantor Information - (Continued)

           Condensed Consolidating Statement of Cash Flows (Unaudited)
                        Two Quarters Ended June 30, 2003
                                 (In thousands)

                                                                   Combined       Combined
                                                    Metallurg,     Guarantor    Non-Guarantor
                                                       Inc.      Subsidiaries   Subsidiaries    Consolidated
                                                    ----------   ------------   -------------   ------------
Cash Flows from Operating Activities ............    $ (7,804)     $(6,224)        $ 1,734        $(12,294)
                                                     --------      -------         -------        --------

Cash Flows from Investing Activities:
   Additions to property, plant and equipment ...         (39)        (425)         (1,531)         (1,995)
   Repayment of loan by former subsidiary .......       1,000           --              --           1,000
   Other, net ...................................          15           --              42              57
                                                     --------      -------         -------        --------
      Net cash provided by (used in)
         investing activities ...................         976         (425)         (1,489)           (938)
                                                     --------      -------         -------        --------

Cash Flows from Financing Activities:
   Intergroup (repayments) borrowings ...........      (7,109)       9,422          (2,313)             --
   Repayment of long-term debt, net .............          --           --             (64)            (64)
   Short-term borrowings, net ...................          --           --           1,202           1,202
   Dividends received (paid) ....................       3,400       (3,148)           (252)             --
                                                     --------      -------         -------        --------
      Net cash (used in) provided by
         financing activities ...................      (3,709)       6,274          (1,427)          1,138
                                                     --------      -------         -------        --------

Effects of exchange rate changes on
   cash and cash equivalents ....................          --           --             586             586
                                                     --------      -------         -------        --------

Net decrease in cash and cash equivalents .......     (10,537)        (375)           (596)        (11,508)

Cash and cash equivalents - beginning of
   period .......................................      13,302        1,054          15,082          29,438
                                                     --------      -------         -------        --------
Cash and cash equivalents - end of period .......    $  2,765      $   679         $14,486        $ 17,930
                                                     ========      =======         =======        ========

10. Related Party Transactions

     During the quarter ended June 30, 2003, a group of equity investors of Metallurg Holdings, the parent company, purchased approximately $9 million face amount of the Senior Notes on the open market.

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

          o    Labor relations.

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

          o    The adequacy of capital resources to fund operations and growth.

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

Overview

     Metallurg is a leading international producer and seller of high-quality specialty metals and metal alloys which are essential to the production of high-performance aluminum and titanium alloys, superalloys, specialty steels and certain non-metallic materials for various applications in the aerospace, power supply, automotive, petrochemical processing, capital equipment and construction industries. Metallurg operates production facilities in the United Kingdom, Germany, Brazil, Turkey, and the United States. Metallurg products are primarily sold to one of three major market sectors: the aluminum industry, the superalloy industry and the steel industry. Conditions in each of these sectors have remained quite challenging for several quarters and this trend is expected to continue for the foreseeable future. Below is a general overview of each of the major market sectors:

     Overall, the aluminum market is seeing relatively low demand from customers due to subdued worldwide economic growth, especially in the United States. On the supply side, there exists a significant amount of excess, as well as idle, capacity in the industry waiting to be restarted when demand increases. This has resulted in a weak pricing environment for aluminum producers and processors in general and contributed to a decline in the selling price of products supplied by Metallurg to the aluminum industry. Metallurg has implemented significant cost reduction initiatives to partially offset the price declines that have been experienced. Metallurg believes it is well positioned to benefit from such initiatives when markets recover.

     The superalloy industry has been hit hard by the downturn in the commercial aerospace industry as well as a reduction in power generation projects and services (i.e. land-based turbines). Commercial production build rates for aerospace are significantly below forecasts, especially in the United States. Due to the long lead times in this market, excess inventory has been a factor leading to lower prices and volumes for products supplied to this industry. Metallurg does not expect the superalloy sector to show signs of recovery this year.

     The domestic steel industry is operating at moderate levels of production. However, prices have weakened from the peak levels experienced in the third quarter of 2002. Industry fundamentals for the steel sector have improved from the difficult conditions seen over the past few years, particularly as a result of lower imports following the introduction of protective tariffs and the consolidation of a number of producers within the industry. In the first half of 2003, following a reduction in worldwide supply, ferrovanadium prices rebounded from the very low levels that have been experienced over the last few years. However, due to a shortage of raw materials, Metallurg was unable to take full advantage of increased selling prices. Efforts are being made to secure additional economic sources of raw materials to further reduce production costs and enhance profitability.

Results of Operations - The Quarter Ended June 30, 2003 Compared to the Quarter Ended June 30, 2002

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

                                                                                    Intersegment
(In thousands)                        LSM       SMC       CIF      EWW     Other    Eliminations   Consolidated
                                    -------   -------   ------   ------   -------   ------------   ------------
Quarter Ended June 30, 2003
Total revenue....................   $41,706   $25,572   $7,760   $9,755   $22,181     $(16,303)      $90,671
Gross profit.....................     4,188     1,073      228      (10)    2,935          116         8,530
SG&A.............................     3,744     1,805      496      638     3,031           --         9,714
Operating income (loss)..........       444      (732)    (268)    (648)      (96)         116        (1,184)
Interest (expense) income, net...      (415)     (120)    (198)      22    (2,620)          --        (3,331)
Income tax provision (benefit)...        34      (767)    (127)    (514)      904           --          (470)
Net loss.........................        (2)      (85)    (339)    (112)   (2,678)        (805)       (4,021)

                                                                                    Intersegment
(In thousands)                        LSM       SMC       CIF      EWW     Other    Eliminations   Consolidated
                                    -------   -------   ------   ------   -------   ------------   ------------
Quarter Ended June 30, 2002
Total revenue....................   $39,671   $24,566   $8,593   $6,002   $22,679     $(15,061)       $86,450
Gross profit.....................     3,177      (249)     865     (158)    2,543          533          6,711
SG&A.............................     3,606     2,332      438      431     2,789           --          9,596
Restructuring charges, net.......       350       273       --     (137)      875           --          1,361
Operating (loss) income..........      (779)   (2,854)     427     (452)   (1,121)         533         (4,246)
Interest (expense) income, net...      (356)     (101)    (157)      30    (2,704)          --         (3,288)
Income tax (benefit) provision...      (325)   (1,448)     (10)    (207)    1,719           --           (271)
Net (loss) income................      (802)   (1,507)     280     (215)   (6,796)       1,826         (7,214)

Total Revenue

     Consolidated total revenue increased by $4.2 million (5%) in the quarter ended June 30, 2003.

     LSM revenue was $2.0 million (5%) higher than the quarter ended June 30, 2002. Sales of aluminum master alloys and compacted products increased by $2.0 million, primarily as a result of a 12% increase in volume. Sales of ferrotitanium were $0.7 million higher, due to a 21% increase in average unit selling prices. Sales of aluminum powder rose by $0.7 million, despite an 11% drop in volume, due to an improved product mix which resulted in higher average selling prices. Sales of chrome products, primarily chrome metal, fell by $1.0 million, due to a drop in shipments. Sales of metal powders rose by $0.5 million as a result of increases in both volumes and average selling prices.

     SMC revenue was $1.0 million (4%) higher than the quarter ended June 30, 2002. Sales of chrome products increased by $1.3 million, due to an increase in sales volume. Sales of compacted aluminum products increased by $1.2 million, despite a small drop in average selling prices, as a result of an increase of over 50% in shipments. Sales of vanadium products increased by $0.6 million, as a result of an increase in average selling prices, despite a 25% drop in volume due to limited availability of raw materials. Sales of niobium products fell by $1.4 million, primarily as a result of a drop in shipments of ferroniobium to the steel industry.

     CIF revenue was $0.8 million (10%) lower than the quarter ended June 30, 2002, due primarily to a decrease in shipments of a low margin aluminum product sold to the steel industry.

     EWW revenue was $3.8 million (63%) higher than the quarter ended June 30, 2002, due to increased shipments of ferrochrome, particularly special grades, primarily to SMC.

Gross Profit

     Consolidated gross profit increased to $8.5 million (9.4% of total revenue) for the quarter ended June 30, 2003 from $6.7 million (7.8% of total revenue) for the quarter ended June 30, 2002.

     LSM gross profit was $1.0 million (32%) higher than the quarter ended June 30, 2002, primarily due to improved volumes of aluminum master alloys and compacted aluminum products.

     SMC gross profit was $1.1 million in the quarter ended June 30, 2003, compared to a loss of $0.2 million in the quarter ended June 30, 2002. Gross profit from aluminum products rose by $2.0 million, due to the reduction of production costs resulting from the relocation of master alloy melting operations during the second quarter of 2002. Gross profit from vanadium products decreased by $0.4 million as a result of a drop in sales volume.

     CIF gross profit was $0.6 million (74%) lower than the quarter ended June 30, 2002, due primarily to lower selling prices and increased production costs of niobium products.

     EWW gross profit was nil in the quarter ended June 30, 2003, compared to a loss of $0.2 million in the quarter ended June 30, 2002. The improvement was due to increased shipments of ferrochrome, particularly special grades.

Selling, General and Administrative Expenses ("SG&A")

     SG&A was virtually unchanged at $9.7 million for the quarter ended June 30, 2003 compared to $9.6 million for the quarter ended June 30, 2002. For the quarter ended June 30, 2003, SG&A represented 10.7% of total revenue compared to 11.1% for the quarter ended June 30, 2002.

Operating Loss

     Metallurg's consolidated operating loss was $1.2 million for the quarter ended June 30, 2003 compared to $4.2 million for the quarter ended June 30, 2002, primarily due to the increase in gross profit, discussed above. The quarter ended June 30, 2002 included restructuring charges, net, of $1.4 million.

Interest Expense, Net

     Interest expense, net, was as follows (in thousands):

                                                         Quarters Ended June 30,
                                                         -----------------------
                                                              2003      2002
                                                            -------   -------
Interest income ......................................      $   329   $   220
Interest expense .....................................       (3,660)   (3,508)
                                                            -------   -------
   Interest expense, net .............................      $(3,331)  $(3,288)
                                                            =======   =======

Income Tax Benefit, Net

     Income tax benefit, net of tax provisions, was as follows (in thousands):

                                                         Quarters Ended June 30,
                                                         -----------------------
                                                              2003      2002
                                                             -----     -----
Total current ........................................       $ 287     $ 127
Total deferred .......................................        (757)     (398)
                                                             -----     -----
   Income tax benefit, net ...........................       $(470)    $(271)
                                                             =====     =====

     The difference between the statutory federal income tax rate and Metallurg's effective rate for the quarter ended June 30, 2003 is principally due to: (i) certain deductible temporary differences, principally domestic net operating losses, which in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; (ii) taxes paid on foreign dividends; and (iii) the excess of foreign tax rates over the statutory federal income tax rate.

Net Loss

     Metallurg had a net loss of $4.0 million for the quarter ended June 30, 2003 compared to a net loss of $7.2 million for the quarter ended June 30, 2002. The improvement was due primarily to the decrease in operating loss, discussed above.

Results of Operations - The Two Quarters Ended June 30, 2003 Compared to the Two Quarters Ended June 30, 2002

                                                                                        Intersegment
(In thousands)                          LSM       SMC       CIF       EWW      Other    Eliminations   Consolidated
                                      -------   -------   -------   -------   -------   ------------   ------------
Two Quarters Ended June 30, 2003
Total revenue .....................   $87,405   $47,525   $14,843   $19,718   $42,651     $(31,837)      $180,305
Gross profit ......................     8,626     2,543     1,244       531     5,479           13         18,436
SG&A ..............................     7,489     3,453       884     1,198     5,767           --         18,791
Operating income (loss) ...........     1,137      (910)      360      (667)     (288)          13           (355)
Interest (expense) income, net ....      (807)     (199)     (402)       32    (5,279)          --         (6,655)
Income tax provision (benefit) ....       151      (760)       --      (612)    1,194           --            (27)
Net income (loss) .................       188      (349)      (42)      (23)   (3,574)      (3,151)        (6,951)

Two Quarters Ended June 30, 2002
Total revenue .....................   $73,900   $47,295   $16,690   $14,130   $42,580     $(30,465)      $164,130
Gross profit ......................     5,321      (634)    1,773       429     5,682          982         13,553
SG&A ..............................     6,497     5,362       889       856     5,617           --         19,221
Environmental expense recovery ....        --     3,000        --        --        --           --          3,000
Restructuring charges, net ........       350       273        --      (137)      875           --          1,361
Operating (loss) income ...........    (1,526)   (3,269)      884      (290)     (810)         982         (4,029)
Interest (expense) income, net ....      (707)     (163)     (288)       78    (5,491)          --         (6,571)
Income tax (benefit) provision ....      (591)   (1,697)       47      (117)    2,213           --           (145)
Net (loss) income .................    (1,602)   (1,735)      549       (95)   (8,713)       1,238        (10,358)

Total Revenue

     Consolidated total revenue increased by $16.2 million (10%) in the two quarters ended June 30, 2003.

     LSM revenue was $13.5 million (18%) higher than the two quarters ended June 30, 2002. Sales of aluminum master alloys and compacted products increased by $6.1 million, primarily as a result of an 18% increase in volume. Sales of aluminum powder rose by $2.5 million, due to an improved product mix which resulted in higher average selling price. Sales of ferrotitanium were $2.9 million higher, due to a 27% increase in average unit selling prices and an 11% increase in sales volumes. Sales of metal powders rose by $1.9 million as a result of increases in both volumes and average selling prices.

     SMC revenue was $0.2 million higher than the two quarters ended June 30, 2002. Sales of compacted aluminum products increased by $2.4 million, despite a drop in average selling prices, as a result of an increase of 50% in shipments. Sales of vanadium products, produced in SMC's Ohio plant, increased by $1.0 million, despite a drop in volume, as a result of an increase in average selling prices. Sales of niobium products fell by $3.3 million, primarily as a result of a drop in shipments of ferroniobium to the steel industry.

     CIF revenue was $1.8 million (11%) lower than the two quarters ended June 30, 2002. Sales of tantalum and niobium products decreased by $1.2 million, due to decreased demand and lower selling prices. Sales of low margin aluminum products to the steel industry also decreased during the period.

     EWW revenue was $5.6 million (40%) higher than the two quarters ended June 30, 2002, due to increased shipments of both normal and special grades of ferrochrome, primarily to SMC.

Gross Profit

     Consolidated gross profit increased to $18.4 million (10.2% of total revenue) for the two quarters ended June 30, 2003 from $13.6 million (8.3% of total revenue) for the two quarters ended June 30, 2002.

     LSM gross profit was $3.3 million (62%) higher than the two quarters ended June 30, 2002. Gross profits from aluminum master alloys and compacted aluminum products increased by $1.8 million, due to increased volumes and lower plant costs following the restructuring of operations in 2002. Aluminum powder gross profits increased by $1.0 million as a result of the improved product mix referred to above.

     SMC gross profit was $2.5 million in the two quarters ended June 30, 2003, compared to a loss of $0.6 million in the two quarters ended June 30, 2002. Gross profit from aluminum products rose by $2.5 million, due to increased shipments and lower costs resulting from the restructuring of operations during 2002. Gross profit from chrome products rose by $0.4 million, due to improved volume and selling prices, particularly from lower grade products sold to the steel industry. Gross profit from vanadium products improved by $0.3 million, despite a drop in volume, as a result of an increase in average selling prices.

     CIF gross profit was $0.5 million (30%) lower than the two quarters ended June 30, 2002, due to lower selling prices, decreased volumes and higher production costs of niobium products.

     EWW gross profit was $0.1 million (24%) higher than the two quarters ended June 30, 2002, due to increased shipments of ferrochrome.

Selling, General and Administrative Expenses

     SG&A decreased to $18.8 million for the two quarters ended June 30, 2003 from $19.2 million for the two quarters ended June 30, 2002, a decrease of 2%. An increase in pension expense, primarily $1.1 million at LSM, due to decreases in plan asset values resulting from declines in equity markets and interest rates, was more than offset by reductions in compensation and other expenses resulting from restructuring programs and lower bad debt expense. For the two quarters ended June 30, 2003, SG&A represented 10.4% of total revenue compared to 11.7% for the two quarters ended June 30, 2002.

Operating Loss

     Metallurg's consolidated operating loss was $0.4 million for the two quarters ended June 30, 2003 compared to $4.0 million for the two quarters ended June 30, 2002, due primarily to the increase in gross profit, discussed above. The two quarters ended June 30, 2002 included an environmental expense recovery of $3.0 million recognized by SMC and restructuring charges, net, of $1.4 million.

Interest Expense, Net

     Interest expense, net, was as follows (in thousands):

                                                     Two Quarters Ended June 30,
                                                     ---------------------------
                                                            2003      2002
                                                          -------   -------
Interest income ..................................        $   642   $   404
Interest expense .................................         (7,297)   (6,975)
                                                          -------   -------
   Interest expense, net .........................        $(6,655)  $(6,571)
                                                          =======   =======

Income Tax Benefit, Net

     Income tax benefit, net of tax provisions, was as follows (in thousands):

                                                     Two Quarters Ended June 30,
                                                     ---------------------------
                                                             2003     2002
                                                           -------   -----
Total current ....................................         $ 1,181   $ 355
Total deferred ...................................          (1,208)   (500)
                                                           -------   -----
   Income tax benefit, net .......................         $   (27)  $(145)
                                                           =======   =====

     The difference between the statutory federal income tax rate and Metallurg's effective rate for the two quarters ended June 30, 2003 is principally due to: (i) certain deductible temporary differences, principally domestic net operating losses, which in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance;
(ii) taxes paid on foreign dividends; and (iii) the excess of foreign tax rates over the statutory federal income tax rate.

Net Loss

     Metallurg had a net loss of $7.0 million for the two quarters ended June 30, 2003 compared to a net loss of $10.4 million for the two quarters ended June 30, 2002. The improvement was due primarily to the decrease in operating loss, discussed above.

Liquidity and Financial Resources

General

     Metallurg's sources of liquidity include cash and cash equivalents, cash from operations and amounts available under credit facilities. At June 30, 2003, Metallurg had $17.9 million in cash and cash equivalents and working capital of $93.6 million as compared to $29.4 million and $92.6 million, respectively, at December 31, 2002.

     Metallurg believes that existing cash balances and the sources discussed below may not be sufficient to fund the current and anticipated future requirements of debt service, working capital, capital expenditures, pension benefits and environmental expenditures for the next twelve months. Metallurg's long-term debt agreements contain numerous covenants and prohibitions that limit the financial activities of Metallurg, including requirements that Metallurg satisfy certain financial ratios and limitations on additional indebtedness and maintain a minimum liquidity level. While Metallurg is in compliance with all such covenants at June 30, 2003, the ability of Metallurg to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of Metallurg, which will be subject to financial, economic, political, competitive and other factors affecting Metallurg, many of which are beyond its control.

     Metallurg anticipates it will be difficult to maintain adequate levels of liquidity and is pursuing activities to supplement its liquidity in the event its operations continue to consume cash. There can, however, be no assurance that Metallurg will be able to secure additional funding in sufficient amounts or by the time required to meet existing obligations. Metallurg would be prohibited from making the $5.5 million interest payment due December 1, 2003 on its Senior Notes unless it can maintain compliance with its minimum liquidity covenant or, otherwise, obtain the consent of its lenders.

Cash Flow Information

     Cash Flows from Operating Activities - Cash used in operating activities was $12.3 million for the two quarters ended June 30, 2003, compared to $3.7 million for the two quarters ended June 30, 2002. In 2003, the net loss and an increase in working capital contributed to the cash used in operating activities. In 2002, SMC realized an environmental expense recovery and receipt of $3.0 million upon a settlement with an insurance company relating to coverage for certain environmental claims.

     Cash Flows from Investing Activities - Cash used in investing activities was $0.9 million for the two quarters ended June 30, 2003, compared to $4.0 million for the two quarters ended June 30, 2002. While capital expenditures were $5.7 million lower in 2003, there were loan repayments made to Metallurg by a former subsidiary of $1.0 million in 2003 compared to $4.0 million in 2002.

     Cash Flows from Financing Activities - Cash provided by financing activities was $1.1 million for the two quarters ended June 30, 2003, compared to $0.3 for the two quarters ended June 30, 2002. Metallurg's foreign subsidiaries had net borrowings of $1.2 million of short-term debt in 2003.

Credit Facilities and Other Financing Arrangements

     On October 29, 1999, Metallurg, Inc., SMC and certain of Metallurg, Inc.'s other subsidiaries (the "Borrowers") renewed their existing credit facility with certain financial institutions led by Fleet National Bank as agent (the "Revolving Credit Facility") for a term of five years. This facility, as subsequently amended, provides the Borrowers with up to $30.0 million for working capital requirements and general corporate purposes. Interest is charged at a rate per annum equal to (i) LIBOR, plus 2.0% - 2.5% or (ii) Prime, plus up to 1.0%, based on the performance of Metallurg, Inc. and certain of its subsidiaries (the "North American Group"), as defined in the Revolving Credit Facility. Interest rates on amounts borrowed are adjusted quarterly, based on the North American Group's fixed charge coverage ratio. The Borrowers are required to pay a fee of 0.375% per annum on the unused portion of the facility. The total amount the Borrowers may borrow at any time is limited to a borrowing base calculation that is based on eligible accounts receivable, inventory and certain fixed assets. At June 30, 2003, there were no borrowings under this facility; however, outstanding letters of credit totaled $21.2 million. The Borrowers had unused borrowing capacity of $7.4 million under this facility. The Revolving Credit Facility continues to prohibit Metallurg, Inc. from paying dividends prior to 2004 and requires the Borrowers and certain subsidiaries to comply with various covenants, including the maintenance of minimum liquidity, as defined in the agreement, at a $10.0 million level. Liquidity, as defined, was $12.9 million at June 30, 2003.

     LSM has revolving credit facilities with Barclays Bank plc ("Barclays") and HSBC Bank plc ("HSBC") that provide LSM with up to 'L'7.5 million ($12.4 million) of borrowings, 'L'43.3 million ($71.7 million) of foreign exchange contracts and options and 'L'4.0 million ($6.6 million) for other ancillary banking arrangements, including bank guarantees. Borrowings under these facilities are unsecured and payable on demand. Outstanding loans under this facility bear interest at a rate of 1.0% over the lender's base rate. At June 30, 2003, there were no borrowings under these facilities.

     LSM also has four revolving term loan facilities with Barclays and HSBC that provide for borrowings up to 'L'12.0 million ($19.9 million) at an interest rate of LIBOR plus 1.75%, all of which were outstanding at June 30, 2003. Two of the facilities expire during the second quarter of 2004 but, as LSM intends to renew these facilities and believes it has the ability to do so, amounts outstanding continue to be included in the balance sheet in long-term liabilities rather than current liabilities. The other two facilities expire during the second quarter of 2006. These term loan facilities are unsecured and require LSM to comply with various covenants, including the maintenance of minimum net worth and interest coverage.

     LSM's Norwegian facility has an unsecured overdraft facility of NOK 15.0 million ($2.1 million). Borrowings under this facility bear interest at a rate of NIBOR plus 1.25%. At June 30, 2003, there was NOK 8.8 million ($1.2 million) outstanding under this facility. The Norwegian facility also has an unsecured term loan with a remaining balance of NOK 7.3 million ($1.0 million). Repayments continue until 2010 in equal monthly installments plus interest at NIBOR plus 1.25%.

     EWW has committed lines of credit with several banks in the aggregate amount of 'E'1.6 million ($1.9 million). The credit agreements require EWW to pledge certain assets, which include accounts receivable, inventory and fixed assets. At June 30, 2003, there were no borrowings under these facilities. EWW also has a term loan with a remaining balance of 'E'0.5 million ($0.5 million). Repayments continue until 2008 in equal monthly installments plus interest at 4.25%.

     Metallurg, Inc.'s other foreign subsidiaries maintain short-term secured and unsecured borrowing arrangements, generally in local currencies, with various banks totaling $11.0 million. Borrowings under these arrangements aggregated $6.1 million at June 30, 2003 at a weighted-average interest rate of 10.8%.

Capital Expenditures

     Metallurg invested $2.0 million in capital projects during the two quarters ended June 30, 2003. Metallurg's capital expenditures include projects related to improving Metallurg's operations, productivity improvements, replacement projects and ongoing environmental requirements (which are in addition to expenditures discussed in "Environmental Remediation Costs" below). Capital expenditures are projected to total approximately $5 million for the year ended December 31, 2003, approximately half of which Metallurg believes will result in decreased costs of production, improved efficiency and expanded production capacities. The remaining planned capital expenditures are primarily for replacement and repairs of existing facilities. Although Metallurg has projected these items for the year ended December 31, 2003, Metallurg has not committed purchases to vendors for all of these projects, as some projects remain contingent on final approvals and other conditions and the actual timing of expenditures may extend into 2004. Metallurg believes that these projects will be funded through existing and future internally generated cash and credit lines.

Environmental Remediation Costs

     Losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the two quarters ended June 30, 2003, Metallurg expended $1.2 million for environmental remediation.

     In 1997, SMC entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, SMC has agreed to perform environmental remediation, which, as of June 30, 2003, had an estimated net cost of completion of $26.7 million. Of this amount, $1.0 million is expected to be expended in the remaining two quarters of 2003, $3.9 million in 2004 and $1.7 million in 2005. In addition, Metallurg estimates it will make expenditures of $0.7 million with respect to environmental remediation at its foreign facilities over the next three years. These amounts have been accrued for in prior years and are reflected in Metallurg's balance sheet liabilities.

Other

     Currently, Metallurg Holdings, Metallurg, Inc.'s parent, does not have sufficient cash on hand to make the interest payment due in January 2004 on its Senior Discount Notes. While Metallurg, Inc. is permitted under the terms of its Senior Notes indenture to distribute cash to Metallurg Holdings for the purpose of making the January 2004 interest payment, Metallurg, Inc. could be prohibited from making cash distributions at such time under the restrictive covenants of its revolving credit facility. All of Metallurg, Inc.'s outstanding common stock has been pledged as collateral for Metallurg Holdings' obligations under the Senior Discount Notes. If Metallurg Holdings were unable to make its interest payment when due, it could lead to a foreclosure on its assets, principally the equity of Metallurg, Inc., and create a default under the terms of Metallurg, Inc.'s Senior Notes indenture.

     SMC's collective bargaining agreement with the United Steelworkers of America (USW, Local 4836-02), which covered 69 employees at the Cambridge, Ohio plant, expired on June 6, 2003. Following negotiations, SMC and the union reached an impasse on June 15, 2003. The union employees are currently working under the terms of SMC's last offer for a proposed new contract. Metallurg does not believe that this dispute will have a material, adverse effect on its financial statements.

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     Refer to the Market Risk section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in Metallurg's annual report on Form 10-K for the year ended December 31, 2002, which is incorporated by reference herein.

                        ITEM 4 - CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, Metallurg carried out an evaluation, under the supervision of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Metallurg's disclosure controls and procedures are effective in timely alerting them to material information relating to Metallurg (including its consolidated subsidiaries) required to be included in its Exchange Act filings.

     There have been no significant changes in Metallurg's internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonable likely to materially affect, Metallurg's control over financial reporting.

                           PART II - OTHER INFORMATION

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  REPORTS ON FORM 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 11, 2003 on its behalf by the undersigned thereunto duly authorized.

                               METALLURG, INC.


                               By: /s/ Barry C. Nuss
                                   ---------------------------------------------
                               Barry C. Nuss
                               Senior Vice President and Chief Financial Officer

                          STATEMENT OF DIFFERENCES

The British pound sterling sign shall be expressed as.......................'L'
The Euro sign shall be expressed as.........................................'E'