Form 10-Q
period 2004-03-31
METALLURG INC
filed 2004-06-16
CIK 1030992

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]*

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [_] No [X]

     The number of shares of common stock, $0.01 par value, issued and outstanding as of June 16, 2004 was 5,000,000.

     *The registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant is a voluntary filer.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                               Page No.
                                                                                               --------
Part I.  FINANCIAL INFORMATION:

         Item 1 - Financial Statements (Unaudited)

                  Condensed Statements of Consolidated Operations for the Quarters Ended
                     March 31, 2004 and 2003................................................         2

                  Condensed Consolidated Balance Sheets at March 31, 2004 and
                     December 31, 2003......................................................         3

                  Condensed Statements of Consolidated Cash Flows for the Quarters Ended
                     March 31, 2004 and 2003................................................         4

                     Notes to Condensed Unaudited Consolidated Financial Statements.........      5-13

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results
                     of Operations..........................................................     14-20

         Item 3 - Quantitative and Qualitative Disclosure of Market Risk....................        21

         Item 4 - Controls and Procedures...................................................        21

Part II. OTHER INFORMATION:

         Item 6 - Exhibits and Reports on Form 8-K..........................................        21

         Signature Page.....................................................................        22

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
                                 (In thousands)

                                                                        Quarters Ended
                                                                           March 31,
                                                                      -----------------
                                                                        2004      2003
                                                                      -------   -------
Sales..............................................................   $75,419   $69,991
Commission income..................................................       131       154
                                                                      -------   -------
   Total revenue...................................................    75,550    70,145
                                                                      -------   -------
Operating costs and expenses:
   Cost of sales...................................................    68,234    62,640
   Selling, general and administrative expenses....................     6,964     7,567
   Restructuring charges...........................................        97        --
                                                                      -------   -------
   Total operating costs and expenses..............................    75,295    70,207
                                                                      -------   -------
      Operating income (loss)......................................       255       (62)
Other income (expense):
   Other income, net...............................................        48        30
   Interest expense, net...........................................    (2,921)   (3,275)
                                                                      -------   -------
      Loss before income tax provision, minority interest
         and discontinued operations...............................    (2,618)   (3,307)
Income tax provision...............................................        96       205
                                                                      -------   -------
      Loss before minority interest and discontinued operations....    (2,714)   (3,512)
Minority interest..................................................        39       (24)
                                                                      -------   -------
      Loss before discontinued operations..........................    (2,675)   (3,536)
                                                                      -------   -------
Income from discontinued operations, net of tax of $171 and $282          338       487
Loss on sale of discontinued operations, net of tax of $0 .........    (1,162)       --
                                                                      -------   -------
      Discontinued operations - net of tax.........................      (824)      487
                                                                      -------   -------
      Net loss.....................................................    (3,499)   (3,049)

Other comprehensive income (loss):
   Foreign currency translation adjustment.........................     3,113       (29)
   Deferred gain (loss) on derivatives, net........................       867       (27)
                                                                      -------   -------
      Comprehensive income (loss)..................................   $   481   $(3,105)
                                                                      =======   =======

       See notes to condensed unaudited consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                               March 31,    December 31,
                                                                 2004           2003
                                                              -----------   ------------
                                                              (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents...............................    $ 12,973       $ 18,238
   Restricted cash.........................................       7,000             --
   Accounts receivable, net................................      44,717         37,840
   Inventories.............................................      56,285         44,457
   Prepaid expenses and other current assets...............       9,530          7,987
   Discontinued operations - current assets................          --         14,738
                                                               --------       --------
      Total current assets.................................     130,505        123,260
Property, plant and equipment, net.........................      53,366         54,324
Other assets...............................................      21,488         19,921
Discontinued operations - non-current assets...............          --          1,948
                                                               --------       --------
      Total................................................    $205,359       $199,453
                                                               ========       ========
LIABILITIES AND SHAREHOLDER'S DEFICIT
Current Liabilities:
   Short-term debt and current portion of long-term debt...    $ 17,300       $  8,315
   Accounts payable                                              31,422         25,761
   Accrued expenses........................................      12,029         10,237
   Other current liabilities...............................       4,042          3,332
   Discontinued operations - current liabilities...........          --          9,843
                                                               --------       --------
      Total current liabilities............................      64,793         57,488
                                                               --------       --------
Long-term Liabilities:
   Long-term debt..........................................     119,878        120,022
   Accrued pension liabilities.............................      30,895         29,543
   Environmental liabilities, net..........................      21,131         22,678
   Other liabilities.......................................       1,011          1,000
   Discontinued operations - non-current liabilities.......          --            218
                                                               --------       --------
      Total long-term liabilities .........................     172,915        173,461
                                                               --------       --------
      Total liabilities....................................     237,708        230,949
                                                               --------       --------
Minority Interest..........................................         416            256
                                                               --------       --------
Shareholder's Deficit:
   Common stock............................................          50             50
   Due from parent company.................................     (23,209)       (21,715)
   Additional paid-in capital..............................      67,324         67,324
   Accumulated other comprehensive loss ...................     (21,667)       (25,647)
   Retained deficit........................................     (55,263)       (51,764)
                                                               --------       --------
      Total shareholder's deficit..........................     (32,765)       (31,752)
                                                               --------       --------
      Total................................................    $205,359       $199,453
                                                               ========       ========

       See notes to condensed unaudited consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                   Quarters Ended
                                                                                      March 31,
                                                                                 ------------------
                                                                                   2004       2003
                                                                                 --------   -------
Cash Flows from Operating Activities:
Net loss .....................................................................   $ (3,499)  $(3,049)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization .............................................      1,933     2,003
   Deferred income taxes .....................................................       (222)     (334)
   Restructuring charges......................................................         97        --
   Loss on sale of discontinued operations....................................      1,162        --
   Change in operating assets and liabilities:
      Increase in accounts receivable ........................................     (6,331)   (1,828)
      Increase in inventories ................................................    (11,472)   (1,729)
      Increase in other current assets .......................................     (1,215)     (728)
      Increase (decrease) in accounts payable and accrued expenses ...........      8,895    (1,032)
      Environmental payments .................................................     (1,046)     (565)
      Restructuring payments .................................................     (1,196)     (413)
      Other assets and liabilities, net ......................................        523       805
Discontinued operations - operating activities ...............................       (719)   (1,111)
                                                                                 --------   -------
         Net cash used in operating activities ...............................    (13,090)   (7,981)
                                                                                 --------   -------
Cash Flows from Investing Activities:
Additions to property, plant and equipment ...................................       (289)     (821)
Proceeds from sale of discontinued operation..................................      8,275        --
Other, net ...................................................................     (1,370)    1,015
Discontinued operations - investing activities ...............................         33       (57)
                                                                                 --------   -------
         Net cash provided by investing activities ...........................      6,649       137
                                                                                 --------   -------
Cash Flows from Financing Activities:
Repayment of long-term debt, net .............................................        (90)      (44)
Borrowings (repayment) of short-term debt, net ...............................      8,441    (1,029)
Loan to parent company .......................................................     (1,494)       --
Restricted cash deposited to collateralize Revolving Credit Facility..........     (7,000)       --
Discontinued operations - financing activities ...............................      1,139       369
                                                                                 --------   -------
         Net cash provided by (used in) financing activities .................        996      (704)
                                                                                 --------   -------

Effects of exchange rate changes on cash and cash equivalents ................        180       (89)
                                                                                 --------   -------

Net decrease in cash and cash equivalents.....................................     (5,265)   (8,637)
Cash and cash equivalents - beginning of period...............................     18,238    24,251
                                                                                 --------   -------
Cash and cash equivalents - end of period.....................................   $ 12,973   $15,614
                                                                                 ========   =======

       See notes to condensed unaudited consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Going Concern

     The accompanying condensed unaudited consolidated financial statements have been prepared assuming that Metallurg, Inc. and its majority-owned subsidiaries (collectively, "Metallurg") will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Metallurg's financial performance over the past year, however, has been adversely impacted by increased competition, lower overall demand from customers and lackluster economic conditions worldwide, which put significant downward pressure on the selling price of Metallurg's products.

     Metallurg Holdings, Inc. ("Metallurg Holdings"), Metallurg, Inc.'s parent company, currently does not expect to have sufficient cash on hand to make the interest payments due on $121 million of 12 3/4% Senior Discount Notes due 2008 (the "Senior Discount Notes"). As all of Metallurg, Inc.'s outstanding common stock has been pledged as collateral for Metallurg Holdings' obligations under the Senior Discount Notes, if Metallurg Holdings were unable to make interest payments when due, it could lead to a foreclosure on its assets, principally Metallurg's common stock. Such a foreclosure would create a default under Metallurg's indenture dated as of November 25, 1997, governing its $100 million aggregate principal amount of 11% Senior Notes due 2007 (the "Senior Notes") and could result in an accelerated maturity such Senior Notes.

     Metallurg is highly leveraged. Interest payments of $5.5 million are due in both June and December 2004 on the Senior Notes. In addition, Metallurg, Inc.'s credit facility with certain financial institutions led by Fleet National Bank as agent (the "Revolving Credit Facility") with an outstanding amount of $20.8 million at March 31, 2004, consisting of outstanding letters of credit, is scheduled to expire on October 29, 2004. Metallurg is currently in compliance with the terms of the Revolving Credit Facility, as amended. In the event Metallurg does not succeed in its restructuring efforts, described below, it is likely that liquidity will be inadequate to enable Metallurg to continue to make the interest payments required with respect to the Senior Notes and repay the Revolving Credit Facility.

     In March 2004, Metallurg, Inc. retained Compass Advisers, LLP, as financial advisors, and Paul, Weiss, Rifkind, Wharton & Garrison, LLP, as legal counsel, to assist Metallurg, Inc. in analyzing and evaluating possible transactions for the principal purpose of restructuring Metallurg's balance sheet. Metallurg, Inc. is currently engaged in discussions with potential lenders about the refinancing of its senior indebtedness. Metallurg neither expresses any opinion nor gives any assurances whatsoever regarding whether, when, or on what terms it will be able to refinance its outstanding senior indebtedness or complete any broader restructuring of its balance sheet. Management believes that the refinancing and restructuring of Metallurg's outstanding senior indebtedness and balance sheet is essential to the long-term viability of Metallurg. If Metallurg is not able to reach agreements that favorably resolve these issues, Metallurg likely will not have adequate liquidity to enable it to continue to make the interest payments required with respect to its Senior Notes, or to repay its Revolving Credit Facility. In such event, Metallurg may have to resort to certain other measures to resolve its liquidity issues, including ultimately seeking the protection afforded under the United States Bankruptcy Code. Furthermore, any negotiated refinancing of Metallurg's senior indebtedness or negotiated restructuring of Metallurg's balance sheet may require that Metallurg seek the protection afforded under the reorganization provisions of the United States Bankruptcy Code.

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

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

2. Basis of Presentation

     The accompanying condensed unaudited consolidated financial statements include the accounts of Metallurg. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Accounting Principles Board Opinion No. 28. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2003 was derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements included in Metallurg's current report on Form 8-K filed on April 14, 2004.

     Metallurg is a wholly owned subsidiary of Metallurg Holdings since the acquisition date of July 13, 1998. The financial statements do not reflect the pushdown of purchase accounting adjustments recorded by Metallurg Holdings.

     Metallurg has restated its financial statements for the prior period to reflect a new reporting entity that excludes certain subsidiaries sold to related parties on September 30, 2003.

     On March 8, 2004, Metallurg completed the sale of its South African sales office to a group of investors, including local management. Accordingly, the operating results for this entity have been reported as discontinued operations for all periods presented. See "Note 4. Discontinued Operations".

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

                                                                    Quarters Ended March 31,
                                                                    ------------------------
                                                                         2004      2003
                                                                       -------   -------
Net loss, as reported............................................      $(3,499)  $(3,049)
Less: compensation expense for option awards determined by the
   fair value based method, net of related tax effects...........           10        14
                                                                       -------   -------
      Pro forma net loss.........................................      $(3,509)  $(3,063)
                                                                       =======   =======

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

4. Discontinued Operation

     On March 8, 2004, Metallurg completed the sale of its South African sales office to a group of investors, including local management, for a total purchase price of $9,100,000 and recorded a loss of $1,162,000. In connection with the sale, Metallurg accepted a note receivable for $1,370,000 from the buyers, to be repaid in three equal installments plus interest at LIBOR plus 1% over two years. The consolidated financial statements have been restated to reflect the discontinued operation for all periods presented. The following table summarizes certain financial information related to these discontinued operations prior to sale (in thousands):

                                               Three months ended
                                                     March 31,
                                             ----------------------
                                                 2004         2003
                                             ------------   -------
Results of operations:
Total revenue..............................     $ 9,140     $13,045
Income before income tax provision.........         509         769

                                             December 31,
                                                 2003
                                             ------------
Significant assets and liabilities:
Accounts receivable, net...................     $ 7,122
Inventories................................       7,231
Property, plant and equipment, net.........       1,352
Other assets...............................         981
                                                -------
   Total assets............................      16,686
                                                =======

Short-term debt............................       2,686
Accounts payable...........................       5,583
Accrued expenses...........................       1,440
Other liabilities..........................         352
                                                -------
   Total liabilities.......................      10,061
                                                -------
   Net assets..............................     $ 6,625
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

                                                                            Intersegment   Consolidated
                                        LSM       SMC       CIF     Other   Eliminations      Totals
                                      -------   -------   ------   ------   ------------   ------------
Quarter Ended March 31, 2004
Revenue from external customers....   $35,434   $29,183   $6,938   $3,995                     $75,550
Intergroup revenue.................     7,583     1,269    2,902    2,028     $(13,782)            --
Income tax provision (benefit).....        89       402       35     (430)          --             96
Net income (loss)..................       313      (263)     214      (68)      (3,695)        (3,499)

                                                                             Intersegment   Consolidated
                                        LSM       SMC       CIF     Other    Eliminations      Totals
                                      -------   -------   ------   -------   ------------   ------------
Quarter Ended March 31, 2003
Revenue from external customers....   $38,786   $21,384   $4,169   $ 5,806                     $70,145
Intergroup revenue.................     6,913       569    2,914       351     $(10,747)            --
Income tax provision (benefit).....       117         7      127       (46)          --            205
Net income (loss)..................       190      (264)     297    (1,005)      (2,267)       $(3,049)

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

6. Restructuring and Asset Impairment Charges

     In 2003, due to continuing weakness in operating performance, particularly in its metal catalyst and aluminum businesses, LSM recorded a restructuring charge of $10,358,000, consisting of (i) $3,652,000 of severance costs for 62 employees, (ii) asset impairment charges of $6,706,000 relating to its metal catalyst business and its production facilities in Norway. Sixty of those employees have been terminated through March 31, 2004. In January 2004, LSM announced a restructuring at its aluminum powder division. Eleven employees were terminated and $97,000 was recorded as restructuring expense in the first quarter. In the first quarter of 2004, LSM announced the closure of its aluminum production facility in Norway. There were no amounts related to this closure that can be classified as restructuring charges under prescribed accounting rules through March 31, 2004.

     In a continuing effort to improve Metallurg's competitive position and to reduce costs, a plan was implemented in the third quarter of 2003 to consolidate sales and administrative functions performed by Metallurg's Canadian operations into the New Jersey operations of SMC. As a result of this plan, Metallurg's Canadian subsidiary recognized a restructuring charge of $417,000 for severance costs of seven employees. Of this amount, $405,000 has been paid through March 31, 2004.

     Also in 2003, Metallurg transferred certain sales and administrative functions for tantalum and niobium products from its headquarters location to its production facilities in Brazil. As a result, severance costs of $120,000 for two employees were recorded at December 31, 2003. Of this amount, $77,000 has been paid through March 31, 2004.

     In 2002, Metallurg, Inc. recorded a restructuring charge of $1,989,000 for severance costs of nine employees terminated during the year at its headquarters location. Under the terms of certain executive employment and severance agreements, the severance was to be paid over a period of up to 18 months. Of this amount, $1,910,000 has been paid through March 31, 2004.

     A summary of the restructuring and asset impairment charges is as follows (in thousands):

                                                     Utilization through
                                                        March 31, 2004     Balance at
                                           Total     -------------------    March 31,
                                         Provision      Cash    Non-cash      2004
                                         ---------    -------   --------   ----------
LSM:
Severance and other employee costs ...    $ 3,749     $(3,220)   $    30      $559
Write-down of plant and equipment ....      6,706          --     (6,706)       --
                                          -------     -------    -------      ----
                                           10,455      (3,220)    (6,676)      559
Other:
Severance and other employee costs ...      2,526      (2,392)        --       134
                                          -------     -------    -------      ----
   Total .............................    $12,981     $(5,612)   $(6,676)     $693
                                          =======     =======    =======      ====

7. Restricted cash

     On January 14, 2004, the Revolving Credit Facility was amended and the minimum liquidity covenant was eliminated. In its place, Metallurg was required to deposit a total of $7,000,000 into a special cash collateral account as additional security for the Revolving Credit Facility.

8. Inventories

     Inventories consist of the following (in thousands):

                                                        March 31,   December 31,
                                                           2004         2003
                                                        ---------   ------------
Raw materials .......................................    $17,268       $ 8,855
Work in process .....................................        877           467
Finished goods ......................................     36,858        33,762
Other ...............................................      1,282         1,373
                                                         -------       -------
   Total ............................................    $56,285       $44,457
                                                         =======       =======

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

9. Contingent Liabilities

     Metallurg defends, from time to time, various claims and legal actions arising in the normal course of business, including those relating to environmental matters. Management believes, based on the advice of counsel, that the outcome of such matters will not have a material adverse effect on Metallurg's consolidated financial position, results of operations or cash flows. There can be no assurance, however, that future litigation or proceedings will not result in an adverse judgment against Metallurg that could have a material adverse effect on Metallurg's consolidated financial position, results of operations or cash flows in the future.

10. Retirement Plans

     Metallurg maintains defined benefit plans for its employees in the U.S., the U.K. and Norway. Net pension cost for these plans consisted of the following for the quarters ended March 31, 2004 and 2003, respectively (in thousands):

                                                                Quarters ended
                                                                   March 31,
                                                              -----------------
                                                                2004      2003
                                                              -------   -------
Components of net periodic benefit cost:
   Service cost ...........................................   $   828   $   694
   Interest cost ..........................................     1,875     1,682
   Expected return on plan assets .........................    (1,877)   (1,442)
   Net amortization and deferral ..........................       659       772
                                                              -------   -------
      Total net periodic benefit cost .....................   $ 1,485   $ 1,706
                                                              =======   =======

     Metallurg previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $4,694,000 to its pension plans in 2004. As of March 31, 2004, $1,375,000 of contributions have been made. Metallurg presently anticipates contributing an additional $4,412,000 to fund its pension plan in 2004 for a total of $5,787,000.

11. Related Party Transactions

     On January 15, 2004, Metallurg, Inc. loaned Metallurg Holdings, its parent company, approximately $1.5 million in order for Metallurg Holdings to make the interest payment on its Senior Discount Notes to non-related parties.

     During February 2004, SMC was awarded a five-year supply contract by Comision Federal de Electricidad, the national electric utility company of Mexico, for vanadium-containing raw materials for its Cambridge, Ohio plant. The terms of the contract required an upfront payment of approximately $9 million. Safeguard International, for its own account and the accounts of others, and SCP Private Equity Partners, L.P., another shareholder of Metallurg Holdings, provided an $8 million loan so that SMC can complete the purchase. The loan bears interest at 8% and is collateralized by a second lien on all of the assets of the Borrowers and Guarantors under the Revolving Credit Facility.

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

           Condensed Consolidating Statement of Operations (Unaudited)
                          Quarter Ended March 31, 2004
                                 (In thousands)

                                                                               Combined
                                                                Combined         Non-
                                                 Metallurg,     Guarantor      Guarantor
                                                    Inc.      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                 ----------   ------------   ------------   ------------   ------------
Total revenue ................................                   $32,734        $55,636       $(12,820)       $75,550
                                                                 -------        -------       --------        -------
Operating costs and expenses:
   Cost of sales .............................                    30,229         50,406        (12,401)        68,234
   Selling, general and administrative
      expenses ...............................    $ 1,293          1,827          3,844             --          6,964
   Restructuring charges .....................         --             --             97             --             97
                                                  -------        -------        -------       --------        -------
   Total operating costs and expenses ........      1,293         32,056         54,347        (12,401)        75,295
                                                  -------        -------        -------       --------        -------
   Operating (loss) income ...................     (1,293)           678          1,289           (419)           255

Other income (expense):
   Other income, net .........................         --             --             48             --             48
   Interest (expense) income, net ............     (2,193)           134           (862)            --         (2,921)
   Equity in earnings of subsidiaries ........       (441)         2,852            865         (3,276)            --
                                                  -------        -------        -------       --------        -------
   (Loss) income before income tax
      (benefit) provision and minority
      interest ...............................     (3,927)         3,664          1,340         (3,695)        (2,618)
Income tax (benefit) provision ...............       (458)           496             58             --             96
                                                  -------        -------        -------       --------        -------
   (Loss) income before minority interest ....     (3,469)         3,168          1,282         (3,695)        (2,714)
Minority interest ............................         --             --             39             --             39
                                                  -------        -------        -------       --------        -------

   (Loss) income before discontinued
      operations .............................     (3,469)         3,168          1,321         (3,695)        (2,675)
Discontinued operations ......................        (30)        (3,577)         2,783             --           (824)
                                                  -------        -------        -------       --------        -------

   Net (loss) income .........................     (3,499)          (409)         4,104         (3,695)        (3,499)

Other comprehensive income (loss):
   Foreign currency translation adjustment ...      3,113          3,113          5,743         (8,856)         3,113
   Deferred gain on derivatives, net .........        867            867          1,734         (2,601)           867
                                                  -------        -------        -------       --------        -------
   Comprehensive income ......................    $   481        $ 3,571        $11,581       $(15,152)       $   481
                                                  =======        =======        =======       ========        =======

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

12.  Supplemental Guarantor Information - (Continued)

                Condensed Consolidating Balance Sheet (Unaudited)
                                 March 31, 2004
                                 (In thousands)

                                                                                   Combined
                                                                    Combined         Non-
                                                     Metallurg,     Guarantor      Guarantor
                                                        Inc.      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                     ----------   ------------   ------------   ------------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents .....................    $  4,819      $     64       $  8,090                      $ 12,973
   Restricted cash ...............................       7,000            --             --                         7,000
   Accounts receivable, net ......................      46,075        23,575         40,044       $ (64,977)       44,717
   Inventories ...................................          --        31,027         25,858            (600)       56,285
   Prepaid expenses and other current assets .....       1,170         3,072          8,297          (3,009)        9,530
                                                      --------      --------       --------       ---------      --------
      Total current assets .......................      59,064        57,738         82,289         (68,586)      130,505
Investments - intergroup .........................      48,661         2,280         31,490         (82,431)           --
Property, plant and equipment, net ...............         209        21,148         32,009              --        53,366
Other assets .....................................      10,587        57,944         10,783         (57,826)       21,488
                                                      --------      --------       --------       ---------      --------
      Total ......................................    $118,521      $139,110       $156,571       $(208,843)     $205,359
                                                      ========      ========       ========       =========      ========
LIABILITIES AND SHAREHOLDER'S (DEFICIT) EQUITY
Current Liabilities:
   Short-term debt and current portion of
      long-term debt .............................    $  8,000                     $  9,300                      $ 17,300
   Accounts payable ..............................       7,734      $ 60,276         28,389       $ (64,977)       31,422
   Accrued expenses ..............................       4,350         8,175          2,992              --        15,517
   Other current liabilities .....................          --         3,009            554          (3,009)          554
                                                      --------      --------       --------       ---------      --------
      Total current liabilities ..................      20,084        71,460         41,235         (67,986)       64,793
                                                      --------      --------       --------       ---------      --------
Long-term Liabilities:
   Long-term debt ................................     100,000            --         19,878              --       119,878
   Accrued pension liabilities ...................       5,726           687         24,482              --        30,895
   Environmental liabilities, net ................          --        21,056             75              --        21,131
   Other liabilities .............................      25,476            --         33,361         (57,826)        1,011
                                                      --------      --------       --------       ---------      --------
      Total long-term liabilities ................     131,202        21,743         77,796         (57,826)      172,915
                                                      --------      --------       --------       ---------      --------
      Total liabilities ..........................     151,286        93,203        119,031        (125,812)      237,708
                                                      --------      --------       --------       ---------      --------
Minority Interest ................................          --            --            416              --           416
                                                      --------      --------       --------       ---------      --------
Shareholder's (Deficit) Equity:
   Common stock ..................................          50         1,217        109,133        (110,350)           50
   Due from parent company .......................     (23,209)           --             --              --       (23,209)
   Additional paid-in capital ....................      67,324       127,457          7,076        (134,533)       67,324
   Accumulated other comprehensive loss ..........     (21,667)      (18,178)       (33,570)         51,748       (21,667)
   Retained deficit ..............................     (55,263)      (64,589)       (45,515)        110,104       (55,263)
                                                      --------      --------       --------       ---------      --------
      Total shareholder's (deficit) equity .......     (32,765)       45,907         37,124         (83,031)      (32,765)
                                                      --------      --------       --------       ---------      --------
      Total ......................................    $118,521      $139,110       $156,571       $(208,843)     $205,359
                                                      ========      ========       ========       =========      ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

12.  Supplemental Guarantor Information - (Continued)

           Condensed Consolidating Statement of Cash Flows (Unaudited)
                          Quarter Ended March 31, 2004
                                 (In thousands)

                                                                                                   Combined
                                                                                    Combined         Non-
                                                                     Metallurg,     Guarantor      Guarantor
                                                                        Inc.      Subsidiaries   Subsidiaries   Consolidated
                                                                     ----------   ------------   ------------   ------------
Cash Flows from Operating Activities .............................    $  (601)      $(11,053)       $(1,436)      $(13,090)
                                                                      -------       --------        -------       --------
Cash Flows from Investing Activities:
   Additions to property, plant and equipment ....................         (2)           (97)          (190)          (289)
   Other, net ....................................................         --             --          6,938          6,938
                                                                      -------       --------        -------       --------
      Net cash (used in) provided by investing activities ........         (2)           (97)         6,748          6,649
                                                                      -------       --------        -------       --------
Cash Flows from Financing Activities:
   Intergroup (repayments) borrowings ............................     (8,312)        18,199         (9,887)            --
   Repayment of long-term debt, net ..............................         --             --            (90)           (90)
   Borrowings of short-term debt, net ............................      8,000             --            441          8,441
   Dividends received (paid) .....................................      7,819         (7,730)           (89)            --
   Restricted cash deposited to collateralize Revolving Credit
      Facility ...................................................     (7,000)            --             --         (7,000)
   Other, net ....................................................     (1,494)            --          1,139           (355)
                                                                      -------       --------        -------       --------
      Net cash provided by (used in) financing activities ........       (987)        10,469         (8,486)           996
                                                                      -------       --------        -------       --------
Effects of exchange rate changes on cash and cash equivalents ....         --             --            180            180
                                                                      -------       --------        -------       --------
Net decrease in cash and cash equivalents ........................     (1,590)          (681)        (2,994)        (5,265)
Cash and cash equivalents -
   beginning of period ...........................................      6,409            745         11,084         18,238
                                                                      -------       --------        -------       --------
Cash and cash equivalents -
   End of period .................................................    $ 4,819       $     64        $ 8,090       $ 12,973
                                                                      =======       ========        =======       ========

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Forward-Looking Statements

     Certain matters discussed under the captions "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words such as "plans", "expect", "believe", "should", "could", "anticipate", "intend" and other expressions that indicate future events or trends. All statements that address expectations or projections about the future, including statements about Metallurg's strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance and achievements of Metallurg to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

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

     - The ability to complete a restructuring of its balance sheet on favorable terms, if at all.

     -    The ability to meet debt service requirements.

     - The ability of Metallurg Holdings to meet its debt service requirements.

     - The availability of raw materials, particularly vanadium-containing materials.

     -    The impact of worldwide competition.

     - The economic strength of Metallurg's markets generally and particularly the strength of the demand for aluminum, iron, steel, superalloys and titanium alloys in those markets.

     -    The impact of changes in technology and methods of marketing.

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

Critical Accounting Estimates

     For a discussion of the critical accounting estimates affecting Metallurg, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Estimates" beginning on page 21 of Metallurg's annual report on Form 10-K for the year ended December 31, 2003. The critical accounting estimates affecting Metallurg have not changed since December 31, 2003.

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

     Overall operating conditions in each of these sectors have remained quite challenging over the past few years with significant pressure on prices caused by increased competition, lower overall demand from customers and lackluster economic conditions worldwide. These difficult business conditions persisted throughout most of 2003. Demand started to show signs of improvement in the fourth quarter of 2003 and continued to improve during the first quarter of 2004 due to higher economic activity in Europe, the Americas and especially Asia. Additionally, a decline in the U.S. dollar caused prices for some of our products to rise as foreign competitors increased prices to offset the negative effect of the currency movement. While we cannot predict demand or prices in the markets we serve, this discussion presents a general overview of each of our major market sectors:

     Demand from the aluminum market continues to rebound from the low levels experienced early last year, coinciding with increased global economic activity. On the supply side, there still exists a significant amount of excess, as well as idle, capacity in the industry. While prices for aluminum continued to increase in 2004, our main products - aluminum master alloys and compacted products - continue to be subject to pricing pressure, primarily due to overcapacity. Continuing consolidation in the aluminum industry also has contributed to the pressure on prices for our products. These same conditions are expected to continue throughout 2004, as the industry still faces overcapacity and significant price competition. During January 2004, Metallurg decided to start the closure process of its master alloy facility in Norway (Hydelko) to reduce excess capacity in the industry. Customers will continue to be served from our facilities in the U.K. and Brazil. Metallurg continues to implement cost reduction initiatives to offset price declines.

     The domestic steel industry continues to operate at moderately high levels of production. Industry fundamentals for the steel sector have improved from the difficult conditions seen over the past few years, particularly as a result of the consolidation of a number of producers within the industry and the weak U.S. dollar. During 2003, fundamentals in the ferrovanadium market have changed as several producers closed operations due to very low pricing over the past few years. Due to a shortage of raw materials, Metallurg was forced to significantly cut production rates at its processing facility in Ohio, adding to a lack of ferrovanadium units in North America. Also, a labor strike at this facility during the second half of the year impacted overall production rates. Demand for ferrovanadium has recently improved, driven in part by increased demand for ferrovanadium-containing steels in Chinese construction applications. The global supply/demand outlook for ferrovanadium has changed, with Asia expected to become a net importer of material instead of a net exporter. As a result, prices for ferrovanadium steadily increased in 2003, and in early 2004, increased to levels not seen since the mid 1990's. Metallurg has been unable to take full advantage of increased selling prices due to a shortage of raw materials. In the first quarter of 2004, Metallurg was successful in securing a significant source of raw materials to lower production costs and enhance profitability. In April 2004, the labor strike affecting the ferrovanadium production facility in Cambridge, Ohio was settled with the ratification of a new three-year contract. Management expects that the effects of securing new raw materials and settling the labor strike will be realized in the second quarter of 2004.

     The superalloy industry continued to be impacted by the downturn in the commercial aerospace industry, as well as a reduction in power generation projects and services (i.e., land-based turbines). Commercial production rates for the aerospace industry are well below historical averages, especially in the U.S., but appear likely to rebound as new orders have increased on year-to-year basis. Due to the long lead times in this market, excess inventory has been a factor leading to low prices and volumes for products supplied to this industry. During the first quarter of 2004, prices for titanium and chrome products increased significantly due to perceived supply shortages and higher worldwide demand for these metals.

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

     During 2003 and continuing in 2004, Metallurg continued to restructure its businesses. Metallurg took action to reduce costs at LSM through employee terminations and discontinuing unprofitable businesses, and in North America by consolidating sales offices. In September 2003, Metallurg sold all of its interests in its German facility engaged in the manufacture of low carbon ferrochrome, and its Turkish chrome ore mines. In December 2003, Metallurg reached an agreement to sell its South African sales office. This sale was completed in March 2004. See "Note 4. Discontinued Operations" to Metallurg's Consolidated Financial Statements.

Results of Operations - The Quarter Ended March 31, 2004 Compared to the Quarter Ended March 31, 2003

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

                                                                             Intersegment
(In thousands)                         LSM       SMC       CIF      Other    Eliminations   Consolidated
                                     -------   -------   ------    -------   ------------   ------------
Quarter Ended March 31, 2004
Total revenue ....................   $43,017   $30,452   $9,840    $ 6,023     $(13,782)      $75,550
Gross profit .....................     3,650     2,178      980        927         (419)        7,316
SG&A .............................     2,883     1,804      526      1,751           --         6,964
Operating income (loss) ..........       670       374      454       (824)        (419)          255
Interest expense, net ............      (355)     (235)    (205)    (2,126)          --        (2,921)
Income tax provision (benefit) ...        89       402       35       (430)          --            96
Net income (loss) ................       313      (263)     214        (68)      (3,695)       (3,499)

Quarter Ended March 31, 2003
Total revenue ....................   $45,699   $21,953   $7,083    $ 6,157     $(10,747)      $70,145
Gross profit .....................     4,438     1,470    1,016        838         (257)        7,505
SG&A .............................     3,745     1,648      388      1,786           --         7,567
Operating income (loss) ..........       693      (178)     628       (948)        (257)          (62)
Interest expense, net ............      (392)      (79)    (204)    (2,600)          --        (3,275)
Income tax provision (benefit) ...       117         7      127        (46)          --           205
Net income (loss) ................       190      (264)     297     (1,005)      (2,267)       (3,049)

Total Revenue

     Consolidated total revenue increased by $5.4 million (8%) in the quarter ended March 31, 2004.

     LSM revenue was $2.7 million (6%) lower than the quarter ended March 31, 2003. Sales of aluminum master alloys and compacted products decreased by $1.3 million, primarily as a result of a 19% decrease in sales volume. Sales of aluminum powder fell by $1.7 million, due to a 22% decrease in sales volume. Sales of metal powders fell by $1.5 million as a result of decreases in both sales volume and average selling prices. Sales of nickel products rose by $1.0 million due to higher selling prices. Sales of ferrotitanium were $1.1 million higher, due to a 51% increase in average unit selling prices, despite a 20% decrease in sales volumes.

     SMC revenue was $8.5 million (39%) higher than the quarter ended March 31, 2003. Sales of aluminum products increased by $2.8 million as a result of a 29% increase in shipments. Sales of vanadium products, produced in SMC's Ohio plant, increased by $4.2 million primarily as a result of increased average selling prices. Sales of niobium products rose by $0.9 million, primarily as a result of a 76% increase in shipments of ferroniobium to the steel industry.

     CIF revenue was $2.8 million (39%) higher than the quarter ended March 31, 2003. Sales of aluminum master alloys increased by $2.0 million, primarily as a result of a 60% increase in selling volumes. Sales of niobium products rose by $1.3 million, due to an increase in demand.

Gross Profit

     Consolidated gross profit decreased to $7.3 million (9.7% of total revenue) for the quarter ended March 31, 2004 from $7.5 million (10.7% of total revenue) for the quarter ended March 31, 2003.

     LSM gross profit was $0.8 million (18%) lower than the quarter ended March 31, 2003. Gross profits from aluminum master alloys and compacted aluminum products decreased by $0.4 million, due to decreased volumes and higher unit costs. Aluminum powder gross profits fell by $1.1 million as a result of decreased volumes and higher unit costs. Gross profit from chrome products increased by $0.3 million due to an increase in selling prices. Gross profit from ferrotitanium improved by $0.3 million as a result of higher prices.

     SMC gross profit was $0.7 million (48%) higher than the quarter ended March 31, 2003. Gross profit from vanadium products improved by $0.5 million as a result of an increase in average selling prices, partially offset by the increase in unit costs. Gross profit from aluminum products rose by $0.1 million, due to increased shipments.

     CIF gross profit was virtually unchanged from the quarter ended March 31, 2003.

Selling, General and Administrative Expenses ("SG&A")

     SG&A decreased to $7.0 million for the quarter ended March 31, 2004 from $7.6 million for the quarter ended March 31, 2003, a decrease of 8%. The decrease was mainly reductions in compensation and other expenses resulting from recent restructuring programs. For the quarter ended March 31, 2004, SG&A represented 9.2% of total revenue compared to 10.8% for the quarter ended March 31, 2003.

Operating Income (Loss)

     Operating income was $0.3 million for the quarter ended March 31, 2004 compared to an operating loss of $0.1 million for the quarter ended March 31, 2003, due primarily to the reduction in SG&A discussed above.

Interest Expense, Net

     Interest expense, net, was as follows (in thousands):

                                    Quarters Ended March 31,
                                    ------------------------
                                        2004       2003
                                       -------   -------
Interest income ................       $   621   $   274
Interest expense ...............        (3,542)   (3,549)
                                       -------   -------
   Interest expense, net .......       $(2,921)  $(3,275)
                                       =======   =======

Income Tax Provision, Net

     Income tax provision, net of tax benefits, was as follows (in thousands):

                                    Quarters Ended March 31,
                                    ------------------------
                                         2004     2003
                                        ------   ------
Total current...................        $ 318    $ 539
Total deferred..................         (222)    (334)
                                        -----    -----
   Income tax provision, net....        $  96    $ 205
                                        =====    =====

     The difference between the statutory federal income tax rate and Metallurg's effective rate for the quarter ended March 31, 2004, is principally due to: (i) certain deductible temporary differences, principally domestic net operating losses, which in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; (ii) taxes paid on foreign dividends; and (iii) the excess of foreign tax rates over the statutory federal income tax rate.

Net Loss

     Metallurg had a net loss of $3.5 million for the quarter ended March 31, 2004 compared to a net loss $3.0 million for the quarter ended March 31, 2003. Net losses also included income from discontinued operations of $0.3 million and $0.5 million, net for the quarters ended March 31, 2004 and 2003, respectively and a loss on sale of discontinued operations of $1.2 million in the quarter ended March 31, 2004. See "Note 4. Discontinued Operations" to Metallurg's Consolidated Financial Statements.

Liquidity and Financial Resources

General

     Metallurg's sources of liquidity include cash and cash equivalents, cash from operations and amounts available under credit facilities. At March 31, 2004, Metallurg had $13.0 million in unrestricted cash and cash equivalents and working capital of $65.7 million as compared to $18.2 million and $65.8 million, respectively, at December 31, 2003.

     Metallurg Holdings currently does not expect to have sufficient cash on hand to make the interest payments due on the Senior Discount Notes. As all of Metallurg, Inc.'s outstanding common stock has been pledged as collateral for Metallurg Holdings' obligations under the Senior Discount Notes, if Metallurg Holdings were unable to make interest payments when due, it could lead to a foreclosure on its assets, principally the equity of Metallurg, Inc. Such foreclosure would create a default in accordance with the indenture terms of the Senior Notes and result in an acceleration of $100 million of Senior Note indebtedness. In order to meet the January 15, 2004 interest payment on the Senior Discount Notes, Metallurg, Inc. loaned Metallurg Holdings approximately $1.5 million to make the interest payment to non-related parties. In addition, Metallurg bought a $5,142,000 note from Metallurg Holdings with the proceeds of the interest payment due to them as a holder of Senior Discount Notes. This note is classified as Due from Parent in its shareholder's equity.

     On June 1, 2004, Metallurg did not make the $5.5 million semi-annual interest payment due on such date in respect of its Senior Notes. Under the terms of the indenture governing the Senior Notes, Metallurg's failure to make the interest payment may be cured within 30 days. If such payment default is not cured within the 30-day grace period, an event of default will occur in respect of the Senior Notes, as well as under the Revolving Credit Facility (described below). In addition, in the event that the maturity of the Senior Notes or the Revolving Credit Facility is accelerated as a result of such an event of default, an event of default will occur under the Senior Discount Notes of Metallurg Holdings. As all of Metallurg's outstanding common stock has been pledged as collateral for the Metallurg Holdings' obligations under the Senior Discount Notes, if Metallurg is unable to make its interest payments when due, it could lead to a foreclosure on Metallurg's common stock.

     Metallurg is highly leveraged. Interest payments of $5.5 million are due in both June and December 2004 on the Senior Notes. In addition, Metallurg, Inc.'s Revolving Credit Facility, as described below, with an outstanding amount of $20.8 million at March 31, 2004, consisting of outstanding letters of credit, is scheduled to expire on October 29, 2004. Metallurg is currently in compliance with the terms of the Revolving Credit Facility, as amended. In the event Metallurg does not succeed in its restructuring efforts, described below, it is likely that liquidity will be inadequate to enable Metallurg to continue to make the interest payments required with respect to the Senior Notes and repay the Revolving Credit Facility.

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

Cash Flow Information

     Cash Flows from Operating Activities - Cash used in operating activities was $13.1 million for the quarter ended March 31, 2004 compared to $8.0 million for the quarter ended March 31, 2003. In 2004, the net loss, an increase in working capital and increased payments for environmental and restructuring charges contributed to the cash used in operating activities.

     Cash Flows from Investing Activities - Net cash provided by investing activities was $6.6 million for the quarter ended March 31, 2004, compared to $0.1 million for the quarter ended March 31, 2003. The net cash received from the sale of discontinued operations was $8.3 million in the quarter ended March 31, 2004.

     Cash Flows from Financing Activities - Cash provided by financing activities was $1.0 million for the quarter ended March 31, 2004, compared to cash used in financing activities of $0.7 million for the quarter ended March 31, 2003. An affiliate loaned Metallurg $8.0 million to facilitate the purchase of raw material for the vanadium plant in the quarter ended March 31, 2004, which was offset by cash deposited to collateralize the Revolving Credit Facility.

Credit Facilities and Other Financing Arrangements

     Revolving Credit Facility - Metallurg, Inc., SMC and certain of Metallurg, Inc.'s other subsidiaries (the "Borrowers") have a credit facility with certain financial institutions led by Fleet National Bank as agent (the "Revolving Credit Facility"), which expires in October 2004. This facility, as amended in October 2003 and in January 2004, provides the Borrowers with up to $27.0 million for working capital requirements and general corporate purposes. Interest is charged at a rate per annum equal to (i) LIBOR, plus 2.0% - 3.5% or
(ii) Prime, plus up to 1.0%, based on the performance of Metallurg, Inc. and certain of its subsidiaries (the "North American Group"), as defined in the Revolving Credit Facility. Interest rates on amounts borrowed are adjusted quarterly, based on the North American Group's fixed charge coverage ratio. The Borrowers are required to pay a fee of 0.25% - 0.50% per annum on the unused portion of the facility. The total amount the Borrowers may borrow at any time is limited to a borrowing base calculation that is based on eligible accounts receivable, inventory and special cash collateral, as defined. At March 31, 2004, there were no borrowings under this facility; however, outstanding letters of credit totaled $20.8 million. In addition, the Borrowers had unused borrowing capacity of $2.2 million under this facility. On January 14, 2004, the Revolving Credit Facility was amended and the minimum liquidity covenant was eliminated. In its place, Metallurg was required to deposit a total of $7.0 million into a restricted cash account as additional security for the Revolving Credit Facility.

     LSM Revolving Credit Facilities - LSM has revolving credit facilities with Barclays Bank plc ("Barclays") and HSBC Bank plc ("HSBC"). These facilities provide LSM with up to 'L'5.5 million ($10.0 million) of borrowings, 'L'40.3 million ($73.6 million) of foreign exchange contracts and options and 'L'4.0 million ($7.3 million) for other ancillary banking arrangements, including bank guarantees. Borrowings under these facilities are secured by the assets of LSM and are repayable on demand. Outstanding loans under these facilities bear interest at rates of LIBOR plus 1.5% to 1.75%. At March 31, 2004, there were no borrowings under these facilities. LSM's Norwegian subsidiary has an unsecured overdraft facility of NOK 15.0 million ($2.2 million). Borrowings under this facility bear interest at a rate of NIBOR plus 1.25%. At March 31, 2004, there was NOK 12.3 million ($1.8 million) outstanding under this facility.

     Other - CIF maintains short-term secured and unsecured borrowing arrangements with various banks totaling $4.5 million. Borrowings under these arrangements aggregated $4.4 million at March 31, 2004 at a weighted-average interest rate of 9.4%.

Capital Expenditures

     Metallurg invested $0.3 million in capital projects during the quarter ended March 31, 2004. Metallurg's capital expenditures include projects related to improving Metallurg's operations, productivity improvements, replacement projects and ongoing environmental requirements (which are in addition to expenditures discussed in "Environmental Remediation Costs" below). Capital expenditures are projected to total approximately $3.8 million for the year ended December 31, 2004, approximately half of which Metallurg believes will result in decreased costs of production, improved efficiency and expanded production capacities. The remaining planned capital expenditures are primarily for replacement and repairs of existing facilities. Although Metallurg has projected these items for the year ended December 31, 2004, Metallurg has not committed purchases to vendors for all of these projects, as some projects remain contingent on final approvals and other conditions and the actual timing of expenditures may extend into 2005. Metallurg believes that these projects will be funded through existing and future internally generated cash and credit lines.

Environmental Remediation Costs

     Losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the quarter ended March 31, 2004, Metallurg expended $1.0 million for environmental remediation.

     In 1997, SMC entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, SMC has agreed to perform environmental remediation, which, as of March 31, 2004, had an estimated net cost of completion of $24.5 million. Of this amount, Metallurg expects to spend $1.9 million in the remaining three quarters of 2004, $4.9 million in 2005 and $3.0 million in 2006. These amounts have been accrued for in prior years and are reflected in Metallurg's balance sheet liabilities.

     While its remediation obligations and other environmental costs, in the aggregate, will reduce its liquidity, Metallurg believes its cash balances, cash from operations and cash available under its credit facilities are sufficient to fund its current and anticipated future requirements for environmental expenditures.

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     Refer to the Market Risk section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in Metallurg's annual report on Form 10-K for the year ended December 31, 2003, which is incorporated by reference herein.

                        ITEM 4 - CONTROLS AND PROCEDURES

     Metallurg carried out an evaluation, under the supervision of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, Metallurg's disclosure controls and procedures (as defined in Rule 13a-15(c) and 15d-15(e) of the Securities and Exchange Act of 1934 (the "Exchange Act")) are effective in timely alerting them to material information relating to Metallurg (including its consolidated subsidiaries) required to be included in its Exchange Act filings.

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

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


     (b)  REPORTS ON FORM 8-K

          Metallurg, Inc. filed a Report on Form 8-K under Item 2, and provided financial statements pursuant to Item 7, with the Securities and Exchange Commission on March 23, 2004, reporting the sale of its South African sales office to a group of investors including local management.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on June 16, 2004 on its behalf by the undersigned thereunto duly authorized.

                                             METALLURG, INC.


                                             By: /s/ Barry C. Nuss
                                                 -------------------------------
                                             Barry C. Nuss
                                             Senior Vice President and Chief
                                             Financial Officer

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The British pound sterling sign shall be expressed as.................. 'L'