Form 10-Q
period 2004-06-30
METALLURG INC
filed 2004-08-16
CIK 1030992

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from __________ to ___________

                                 METALLURG, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                 13-1661467
         (State of organization)            (I.R.S. Employer Identification No.)

       1140 Avenue of the Americas                     (212) 835-0200
        New York, New York 10036               (Registrant's telephone number,
(Address of principal executive offices)            including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]*

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

     The number of shares of common stock, $0.01 par value, issued and outstanding as of August 16, 2004 was 5,000,000.

     *The registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant is a voluntary filer.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                    Page No.
                                                                                                    --------
Part I.  FINANCIAL INFORMATION:

         Item 1 - Financial Statements (Unaudited)

                  Condensed Consolidated Statements of Operations for the Quarters and Two
                     Quarters Ended June 30, 2004 and 2003.......................................         2

                  Condensed Consolidated Balance Sheets at June 30, 2004 and December 31, 2003...         3

                  Condensed Consolidated Statements of Cash Flows for the Two Quarters Ended
                     June 30, 2004 and 2003......................................................         4

                  Notes to Condensed Unaudited Consolidated Financial Statements.................      5-15

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results
                     of Operations...............................................................     16-24

         Item 3 - Quantitative and Qualitative Disclosure of Market Risk.........................        24

         Item 4 - Controls and Procedures........................................................        25

         Item 5 - Other Information..............................................................        25

Part II. OTHER INFORMATION:

         Item 6 - Exhibits and Reports on Form 8-K...............................................        25

         Signature Page..........................................................................        26

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (In thousands)

                                                             Quarters Ended     Two Quarters Ended
                                                                June 30,             June 30,
                                                           -----------------   -------------------
                                                             2004      2003      2004       2003
                                                           -------   -------   --------   --------
Sales ..................................................   $88,041   $70,970   $163,460   $140,961
Commission income ......................................        67       134        198        288
                                                           -------   -------   --------   --------
   Total revenue .......................................    88,108    71,104    163,658    141,249
                                                           -------   -------   --------   --------
Operating costs and expenses:
   Cost of sales .......................................    76,700    64,604    144,934    127,244
   Selling, general and administrative expenses ........     8,204     7,993     15,168     15,560
   Restructuring charges, net ..........................       500        --        597         --
                                                           -------   -------   --------   --------
   Total operating costs and expenses ..................    85,404    72,597    160,699    142,804
                                                           -------   -------   --------   --------
   Operating income (loss) .............................     2,704    (1,493)     2,959     (1,555)
Other income (expense):
   Other income, net ...................................        39        12         87         42
   Interest expense, net ...............................    (3,471)   (3,300)    (6,392)    (6,575)
                                                           -------   -------   --------   --------
   Loss before income tax benefit, minority interest
      and discontinued operations ......................      (728)   (4,781)    (3,346)    (8,088)
Income tax provision (benefit) .........................       690      (213)       786         (8)
                                                           -------   -------   --------   --------
   Loss before minority interest and discontinued
      operations .......................................    (1,418)   (4,568)    (4,132)    (8,080)
Minority interest ......................................       (37)       (9)         2        (33)
                                                           -------   -------   --------   --------
   Loss from continuing operations .....................    (1,455)   (4,577)    (4,130)    (8,113)
Income (loss) from discontinued operations .............        --       573       (824)     1,060
                                                           -------   -------   --------   --------
   Net loss ............................................    (1,455)   (4,004)    (4,954)    (7,053)

Other comprehensive (loss) income:
   Foreign currency translation adjustment .............      (236)    1,315      2,877      1,286
   Deferred (loss) gain on derivatives, net ............      (234)       66        633         39
                                                           -------   -------   --------   --------
   Comprehensive loss ..................................   $(1,925)  $(2,623)  $ (1,444)  $ (5,728)
                                                           =======   =======   ========   ========

       See notes to condensed unaudited consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                 June 30,    December 31,
                                                                   2004          2003
                                                               -----------   ------------
                                                               (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents ...............................    $  4,009       $ 18,238
   Restricted cash .........................................       7,000             --
   Accounts receivable, net ................................      47,504         37,840
   Inventories .............................................      62,658         44,457
   Prepaid expenses and other current assets ...............      11,350          7,987
   Discontinued operations - current assets ................          --         14,738
                                                                --------       --------
      Total current assets .................................     132,521        123,260
Property, plant and equipment, net .........................      52,027         54,324
Other assets ...............................................      21,411         19,921
Discontinued operations - non-current assets ...............          --          1,948
                                                                --------       --------
      Total ................................................    $205,959       $199,453
                                                                ========       ========
LIABILITIES AND SHAREHOLDER'S DEFICIT
Current Liabilities:
   Short-term debt and current portion of long-term debt ...    $ 24,902       $  8,315
   Accounts payable ........................................      29,669         25,761
   Accrued expenses ........................................      10,625         10,237
   Other current liabilities ...............................       3,910          3,332
   Discontinued operations - current liabilities ...........          --          9,843
                                                                --------       --------
      Total current liabilities ............................      69,106         57,488
                                                                --------       --------

Long-term Liabilities:
   Long-term debt ..........................................     119,004        120,022
   Accrued pension liabilities .............................      29,454         29,543
   Environmental liabilities, net ..........................      21,610         22,678
   Other liabilities .......................................       1,010          1,000
   Discontinued operations - non-current liabilities .......          --            218
                                                                --------       --------
      Total long-term liabilities ..........................     171,078        173,461
                                                                --------       --------
      Total liabilities ....................................     240,184        230,949
                                                                --------       --------

Minority Interest ..........................................         465            256
                                                                --------       --------

Shareholder's Deficit:
   Common stock ............................................          50             50
   Due from parent company .................................     (23,209)       (21,715)
   Additional paid-in capital ..............................      67,324         67,324
   Accumulated other comprehensive loss ....................     (22,137)       (25,647)
   Accumulated deficit .....................................     (56,718)       (51,764)
                                                                --------       --------
      Total shareholder's deficit ..........................     (34,690)       (31,752)
                                                                --------       --------
      Total ................................................    $205,959       $199,453
                                                                ========       ========

       See notes to condensed unaudited consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                               Two Quarters Ended
                                                                    June 30,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
Cash Flows from Operating Activities:
Net loss ..................................................   $ (4,954)  $ (7,053)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization ..........................      3,790      3,947
   Deferred income taxes ..................................       (421)      (587)
   Restructuring charges ..................................        597         --
   Loss on sale of discontinued operations ................      1,162         --
   Change in operating assets and liabilities:
      Increase in accounts receivable .....................     (9,441)    (1,920)
      Increase in inventories .............................    (18,030)    (6,398)
      Increase in other current assets ....................     (3,104)    (1,023)
      Increase in accounts payable and accrued expenses ...      6,200        431
      Environmental payments ..............................     (1,613)    (1,247)
      Restructuring payments ..............................     (2,048)      (750)
      Other assets and liabilities, net ...................        (18)     1,917
Discontinued operations - operating activities ............       (719)      (601)
                                                              --------   --------
         Net cash used in operating activities ............    (28,599)   (13,284)
                                                              --------   --------
Cash Flows from Investing Activities:
Additions to property, plant and equipment ................       (765)    (1,745)
Proceeds from sale of discontinued operation ..............      8,275         --
Other, net ................................................     (1,370)     1,018
Discontinued operations - investing activities ............         33       (170)
                                                              --------   --------
         Net cash provided by (used in)
            investing activities ..........................      6,173       (897)
                                                              --------   --------
Cash Flows from Financing Activities:
Repayment of long-term debt, net ..........................       (417)       (49)
Borrowings of short-term debt, net ........................     15,732      1,507
Loan to parent company ....................................     (1,494)        --
Restricted cash deposited to collateralize
   Revolving Credit Facility ..............................     (7,000)        --
Discontinued operations - financing activities ............      1,139        232
                                                              --------   --------
         Net cash provided by financing activities ........      7,960      1,690
                                                              --------   --------

Effects of exchange rate changes
   on cash and cash equivalents ...........................        237        117
                                                              --------   --------

Net decrease in cash and cash equivalents .................    (14,229)   (12,374)
Cash and cash equivalents - beginning of period ...........     18,238     24,251
                                                              --------   --------
Cash and cash equivalents - end of period .................   $  4,009   $ 11,877
                                                              ========   ========

       See notes to condensed unaudited consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Going Concern

     In the annual report on Form 10-K dated December 31, 2003 and in its quarterly report on Form 10-Q dated March 31, 2004, Metallurg, Inc. and its majority-owned subsidiaries (collectively, "Metallurg") disclosed factors that might have precluded Metallurg from continuing as a going concern. On August 13, 2004, Metallurg entered into a new financing agreement to replace the existing facility with Fleet National Bank. See "Note 13. Subsequent Events". Metallurg believes that the new facility along with anticipated improved operating results as a result of recent restructuring efforts will provide adequate liquidity for Metallurg to meet its obligations as they come due over the next year.

     On August 12, 2004, Metallurg, Inc. sold all of its previously acquired 12 3/4% Senior Discount Notes due 2008 (the "Senior Discount Notes") of Metallurg Holdings, Inc. ("Metallurg Holdings"), Metallurg, Inc.'s parent company and related accrued interest to Metallurg Holdings for $10,000. Metallurg had recorded these items as due from parent company in its consolidated balance sheet. For accounting purposes only, the difference between the amount recorded as due from parent company and the amount received from Metallurg Holdings will be recorded as a deemed dividend to Metallurg Holdings.

     In addition, on August 13, 2004, Metallurg Holdings obtained financing, the proceeds of which will enable it to make its interest payments on its outstanding Senior Discount Notes due July 15, 2004 and subject to certain conditions, due January 15, 2005. At this time Metallurg Holdings does not have access to sufficient funds to make the interest payment due July 15, 2005 on its Senior Discount Notes. However, it is anticipated that Metallurg Holdings will pursue alternative transactions to meet such interest payment obligations. No assurances can be given that such a transaction can be completed.

2.   Basis of Presentation

     The accompanying condensed unaudited consolidated financial statements include the accounts of Metallurg. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Accounting Principles Board Opinion No. 28. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2003 was derived from audited financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements included in Metallurg Inc.'s annual report on Form 10-K for the year ended
December 31, 2003.

     Metallurg, Inc. is a wholly-owned subsidiary of Metallurg Holdings since the acquisition date of July 13, 1998. The financial statements do not reflect the pushdown of purchase accounting adjustments recorded by Metallurg Holdings.

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

     Earnings per share is not presented since Metallurg, Inc. is a wholly-owned subsidiary of Metallurg Holdings.

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

                                                             Two Quarters Ended
                                                                  June 30,
                                                             ------------------
                                                                2004      2003
                                                              -------   -------
Net loss, as reported.....................................    $(4,954)  $(7,053)
Less: compensation expense for option awards
   determined by the fair value based method,
   net of related tax effects.............................         21        28
                                                              -------   -------
      Pro forma net loss..................................    $(4,975)  $(7,081)
                                                              =======   =======

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

                                        Two Quarters ended
                                             June 30,
                                        ------------------
                                          2004      2003
                                         ------   -------
Results of operations:
Total revenue........................    $9,140   $26,386
Income before income tax provision...       509     1,663

                                         December 31,
                                             2003
                                         ------------
Significant assets and liabilities:
Accounts receivable, net..............      $ 7,122
Inventories...........................        7,231
Property, plant and equipment, net....        1,352
Other assets..........................          981
                                            -------
      Total assets....................       16,686
                                            -------

Short-term debt.......................        2,686
Accounts payable......................        5,583
Accrued expenses......................        1,440
Other liabilities.....................          352
                                            -------
      Total liabilities...............       10,061
                                            -------

      Net assets......................      $ 6,625
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

Reportable Segments

     London & Scandinavian Metallurgical Co Limited and its subsidiaries (collectively, "LSM") - This unit is comprised mainly of three production facilities in the U.K. and another in Norway, which manufacture and sell aluminum alloy grain refiners and alloying tablets for the aluminum industry, chromium metal and specialty ferroalloys for the steel and superalloy industries and aluminum powder for various metal powder-consuming industries. As a result of continuing weakness in operating performance, LSM commenced a restructuring program in the second half of 2003. LSM discontinued its metal catalyst business in the fourth quarter of 2003 and announced the closure of its Norwegian production facility in 2004. See Note 6. "Restructuring and Asset Impairment Charges".

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

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

5.   Segments and Related Information - (Continued)

                                                                             Intersegment   Consolidated
                                       LSM       SMC       CIF      Other    Eliminations      Totals
                                     -------   -------   -------   -------   ------------   ------------
Quarter Ended June 30, 2004
Revenue from external customers...   $41,265   $36,023   $ 8,513   $ 2,307                   $ 88,108
Intergroup revenue ...............     8,765       610     2,643     2,452     $(14,470)           --
Income tax provision (benefit) ...       543       450       136      (439)          --           690
Net income (loss) ................       519     1,509       378       272       (4,133)       (1,455)

                                                                             Intersegment   Consolidated
                                       LSM       SMC       CIF      Other    Eliminations      Totals
                                     -------   -------   -------   -------   ------------   ------------
Quarter Ended June 30, 2003
Revenue from external customers...   $35,273   $24,517   $ 3,762   $ 7,552                   $ 71,104
Intergroup revenue ...............     6,433     1,055     3,998       549     $(12,035)           --
Income tax provision (benefit) ...        34      (767)     (127)      647           --          (213)
Net loss .........................        (2)      (85)     (339)   (2,690)        (888)       (4,004)

                                                                             Intersegment   Consolidated
                                       LSM       SMC       CIF      Other    Eliminations      Totals
                                     -------   -------   -------   -------   ------------   ------------
Two Quarters Ended June 30, 2004
Revenue from external customers...   $76,699   $65,206   $15,451   $ 6,302                   $163,658
Intergroup revenue ...............    16,348     1,879     5,545     4,480     $(28,252)           --
Income tax provision (benefit) ...       632       852       171      (869)          --           786
Net income (loss) ................       832     1,246       592       204       (7,828)       (4,954)

                                                                             Intersegment   Consolidated
                                       LSM       SMC       CIF      Other    Eliminations      Totals
                                     -------   -------   -------   -------   ------------   ------------
Two Quarters Ended June 30, 2003
Revenue from external customers...   $74,059   $45,901   $ 7,931   $13,358                   $141,249
Intergroup revenue ...............    13,346     1,624     6,912       900     $(22,782)           --
Income tax provision (benefit) ...       151      (760)       --       601           --            (8)
Net income (loss) ................       188      (349)      (42)   (3,695)      (3,155)       (7,053)

6.   Restructuring and Asset Impairment Charges

     In 2003, due to continuing weakness in operating performance, particularly in its metal catalyst and aluminum businesses, LSM recorded a restructuring charge of $10,358,000, consisting of (i) $3,652,000 of severance costs for 62 employees, (ii) asset impairment charges of $6,706,000 relating to its metal catalyst business and its production facilities in Norway. An additional amount of $219,000 was recorded in 2004 for the severance costs of an additional four employees. In 2004, LSM announced a restructuring at its aluminum powder division. Eleven employees were terminated and $97,000 was recorded as restructuring expense. Also in 2004, LSM announced the closure of its aluminum production facility in Norway. At this facility, 28 employees were terminated and severance costs of $291,000 were recorded as restructuring expense. An additional nine employees are expected to be terminated in the third quarter at the Norwegian facility.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

6.   Restructuring and Asset Impairment Charges - (Continued)

     In a continuing effort to improve Metallurg's competitive position and to reduce costs, a plan was implemented in the third quarter of 2003 to consolidate sales and administrative functions performed by Metallurg's Canadian operations into the New Jersey operations of SMC. As a result of this plan, Metallurg's Canadian subsidiary recognized a restructuring charge of $417,000 for severance costs of seven employees. Of this amount, $407,000 has been paid through June 30, 2004 and the remaining $10,000 has been reversed as a change in estimate.

     Also in 2003, Metallurg transferred certain sales and administrative functions for tantalum and niobium products from its headquarters location to its production facilities in Brazil. As a result, severance costs of $120,000 for two employees were recorded at December 31, 2003. The entire amount has been paid through June 30, 2004.

     In 2002, Metallurg, Inc. recorded a restructuring charge of $1,989,000 for severance costs of nine employees terminated during the year at its headquarters location. Under the terms of certain executive employment and severance agreements, the severance was to be paid over a period of up to 18 months. Of this amount, $1,975,000 has been paid through June 30, 2004.

     A summary of the restructuring and asset impairment charges is as follows (in thousands):

                                                    Utilization through
                                                        June 30, 2004     Balance at
                                          Total      ------------------    June 30,
                                        Provision      Cash    Non-cash      2004
                                        ---------    -------   --------      ----
LSM:
Severance and other employee costs...    $ 4,249     $(3,903)  $   (28)      $318
Write-down of plant and equipment....      6,706          --    (6,706)        --
                                         -------     -------   --------      ----
                                          10,955      (3,903)   (6,734)       318
Other:
Severance and other employee costs...      2,526      (2,502)      (10)        14
                                         -------     -------   --------      ----
   Total.............................    $13,481     $(6,405)  $(6,744)      $332
                                         =======     =======   =======       ====

7.   Restricted cash

     On January 14, 2004, the Revolving Credit Facility was amended and the minimum liquidity covenant was eliminated. In its place, Metallurg was required to deposit a total of $7,000,000 into a special cash collateral account as additional collateral for the Revolving Credit Facility. In connection with the new Refinancing Agreement described in Note 13, Metallurg is no longer required to maintain a restricted cash balance.

8.   Inventories

     Inventories consist of the following (in thousands):

                                             June 30,   December 31,
                                               2004         2003
                                             --------   ------------
Raw materials.............................    $17,431      $ 8,855
Work in process...........................        848          467
Finished goods............................     43,024       33,762
Other.....................................      1,355        1,373
                                              -------      -------
   Total..................................    $62,658      $44,457
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

10.  Retirement Plans

     Metallurg maintains defined benefit plans for its employees in the U.S., the U.K. and Norway. Net pension cost for these plans consisted of the following for the quarters ended June 30, 2004 and 2003, respectively (in thousands):

                                                Quarters Ended    Two Quarters Ended
                                                   June 30,            June 30,
                                              -----------------   ------------------
                                                2004      2003      2004      2003
                                              -------   -------   -------   -------
Components of net periodic benefit cost:
   Service cost............................   $   815   $   748   $ 1,643   $ 1,442
   Interest cost...........................     1,844     1,809     3,719     3,491
   Expected return on plan assets..........    (1,846)   (1,549)   (3,723)   (2,991)
   Net amortization and deferral...........       647       836     1,306     1,608
                                              -------   -------   -------   -------
      Total net periodic benefit cost......   $ 1,460   $ 1,844   $ 2,945   $ 3,550
                                              =======   =======   =======   =======

     Metallurg previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $4,694,000 to its pension plans in 2004. As of June 30, 2004, $2,886,000 of contributions have been made. Metallurg presently anticipates contributing an additional $3,098,000 to fund its pension plan in 2004 for a total of $5,984,000.

11.  Related Party Transactions

     On January 15, 2004, Metallurg, Inc. loaned Metallurg Holdings, its parent company, approximately $1.5 million in order for Metallurg Holdings to make the interest payment on its Senior Discount Notes to non-related parties.

     During February 2004, SMC was awarded a five-year supply contract by Comision Federal de Electricidad, the national electric utility company of Mexico, for vanadium-containing raw materials for its Cambridge, Ohio plant. The terms of the contract required an upfront payment of approximately $9 million. Safeguard International, for its own account and the accounts of others, and SCP Private Equity Partners, L.P., another shareholder of Metallurg Holdings, provided an $8 million subordinated loan so that SMC could complete the purchase. The loan bears interest at 8% and is collateralized by a second lien on all of the assets of the Borrowers and Guarantors under the Revolving Credit Facility.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

12.  Supplemental Guarantor Information

     In November 1997, Metallurg, Inc. issued $100 million principal amount of its 11% Senior Notes due 2007. Under the terms of the Senior Notes, SMC, Metallurg Holdings Corporation, Metallurg Services, Inc., Metallurg International Resources, LLC ("MIR, LLC") and MIR (China), Inc. (collectively, the "Guarantors"), wholly-owned subsidiaries of Metallurg, Inc., have fully and unconditionally guaranteed on a joint and several basis Metallurg, Inc.'s obligations to pay principal, premium and interest relative to the Senior Notes. Management has determined that separate, full financial statements of the Guarantors would not be material to potential investors and, accordingly, such financial statements are not provided. Supplemental financial information of the Guarantors is presented below.

           Condensed Consolidating Statement of Operations (Unaudited)
                           Quarter Ended June 30, 2004
                                 (In thousands)

                                                                                Combined
                                                                 Combined         Non-
                                                  Metallurg,     Guarantor      Guarantor
                                                     Inc.      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                  ----------   ------------   ------------   ------------   ------------
Total revenue..................................                   $37,974        $64,151       $(14,017)       $88,108
                                                                  -------        -------       --------        -------
Operating costs and expenses:
   Cost of sales...............................                    33,445         57,097        (13,842)        76,700
   Selling, general and administrative
      expenses.................................    $ 1,752          2,242          4,210             --          8,204
   Restructuring charges.......................         --             --            500             --            500
                                                   -------        -------        -------       --------        -------
   Total operating costs and expenses..........      1,752         35,687         61,807        (13,842)        85,404
                                                   -------        -------        -------       --------        -------
   Operating (loss) income.....................     (1,752)         2,287          2,344           (175)         2,704

Other income (expense):
   Other income, net...........................         --             --             39             --             39
   Interest expense, net.......................     (2,542)           (68)          (861)            --         (3,471)
   Equity in earnings of subsidiaries..........      2,444            617            897         (3,958)            --
                                                   -------        -------        -------       --------        -------
   (Loss) income before income tax (benefit)
      provision and minority interest..........     (1,850)         2,836          2,419         (4,133)          (728)
Income tax (benefit) provision.................       (395)           439            646             --            690
                                                   -------        -------        -------       --------        -------
   (Loss) income before minority interest......     (1,455)         2,397          1,773         (4,133)        (1,418)
Minority interest..............................         --             --            (37)            --            (37)
                                                   -------        -------        -------       --------        -------

   Net (loss) income...........................     (1,455)         2,397          1,736         (4,133)        (1,455)

Other comprehensive income (loss):
   Foreign currency translation adjustment.....       (236)          (236)          (452)           688           (236)
   Deferred gain on derivatives, net...........       (234)          (234)          (468)           702           (234)
                                                   -------        -------        -------       --------        -------
   Comprehensive (loss) income.................    $(1,925)       $ 1,927        $   816       $ (2,743)       $(1,925)
                                                   =======        =======        =======       ========        =======

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

12.  Supplemental Guarantor Information - (Continued)

           Condensed Consolidating Statement of Operations (Unaudited)
                        Two Quarters Ended June 30, 2004
                                 (In thousands)

                                                                             Combined
                                                               Combined         Non-
                                                Metallurg,     Guarantor      Guarantor
                                                   Inc.      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                ----------   ------------   ------------   ------------   ------------
Total revenue................................                     $70,708     $119,787       $(26,837)      $163,658
                                                                  -------     --------       --------       --------
Operating costs and expenses:
   Cost of sales.............................                      63,674      107,503        (26,243)       144,934
   Selling, general and administrative
      expenses...............................     $ 3,045           4,069        8,054             --         15,168
   Restructuring charges.....................          --              --          597             --            597
                                                  -------         -------     --------       --------       --------
   Total operating costs and expenses........       3,045          67,743      116,154        (26,243)       160,699
                                                  -------         -------     --------       --------       --------
   Operating (loss) income...................      (3,045)          2,965        3,633           (594)         2,959

Other income (expense):
   Other income, net.........................          --              --           87             --             87
   Interest (expense) income, net............      (4,735)             66       (1,723)            --         (6,392)
   Equity in earnings of subsidiaries........       2,003           3,469        1,762         (7,234)            --
                                                  -------         -------     --------       --------       --------
   (Loss) income before income tax
      (benefit) provision and minority
       interest..............................      (5,777)          6,500        3,759         (7,828)        (3,346)
Income tax (benefit) provision...............        (853)            935          704             --            786
                                                  -------         -------     --------       --------       --------
   (Loss) income before minority interest....      (4,924)          5,565        3,055         (7,828)        (4,132)
Minority interest............................          --              --            2             --              2
                                                  -------         -------     --------       --------       --------

   (Loss) income before discontinued
      operations.............................      (4,924)          5,565        3,057         (7,828)        (4,130)
Discontinued operations......................         (30)         (3,577)       2,783             --           (824)
                                                  -------         -------     --------       --------       --------

   Net (loss) income.........................      (4,954)          1,988        5,840         (7,828)        (4,954)

Other comprehensive income (loss):
   Foreign currency translation adjustment...       2,877           2,877        5,291         (8,168)         2,877
   Deferred gain on derivatives, net.........         633             633        1,266         (1,899)           633
                                                  -------         -------     --------       --------       --------
   Comprehensive (loss)  income..............     $(1,444)        $ 5,498     $ 12,397       $(17,895)      $ (1,444)
                                                  =======         =======     ========       ========       ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

12. Supplemental Guarantor Information - (Continued)

                Condensed Consolidating Balance Sheet (Unaudited)
                                  June 30, 2004
                                 (In thousands)

                                                                                   Combined
                                                                    Combined         Non-
                                                     Metallurg,     Guarantor      Guarantor
                                                        Inc.      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                     ----------   ------------   ------------   ------------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents .....................    $  1,909      $    662       $  1,438                      $  4,009
   Restricted cash ...............................       7,000            --             --                         7,000
   Accounts receivable, net ......................      27,778        28,024         48,539      $ (56,837)        47,504
   Inventories ...................................          --        34,338         29,095           (775)        62,658
   Prepaid expenses and other current assets .....       2,479         2,970          8,849         (2,948)        11,350
                                                      --------      --------       --------      ---------       --------
      Total current assets .......................      39,166        65,994         87,921        (60,560)       132,521
Investments - intergroup .........................      50,704         2,087         31,779        (84,570)            --
Property, plant and equipment, net ...............         144        19,901         31,982             --         52,027
Other assets .....................................      11,028        40,772         10,576        (40,965)        21,411
                                                      --------      --------       --------      ---------       --------
      Total ......................................    $101,042      $128,754       $162,258      $(186,095)      $205,959
                                                      ========      ========       ========      =========       ========

LIABILITIES AND SHAREHOLDER'S (DEFICIT) EQUITY
Current Liabilities:
   Short-term debt and current portion of
      long-term debt .............................    $ 11,000                     $ 13,902                      $ 24,902
   Accounts payable ..............................       8,993      $ 48,014         29,499      $ (56,837)        29,669
   Accrued expenses ..............................       1,576         5,205          3,844             --         10,625
   Other current liabilities .....................          --         5,366          1,492         (2,948)         3,910
                                                      --------      --------       --------      ---------       --------
      Total current liabilities ..................      21,569        58,585         48,737        (59,785)        69,106
                                                      --------      --------       --------      ---------       --------
Long-term Liabilities:
   Long-term debt ................................     100,000            --         19,004             --        119,004
   Accrued pension liabilities ...................       5,863           712         22,879             --         29,454
   Environmental liabilities, net ................          --        21,554             56             --         21,610
   Other liabilities .............................       8,300            --         33,675        (40,965)         1,010
                                                      --------      --------       --------      ---------       --------
      Total long-term liabilities ................     114,163        22,266         75,614        (40,965)       171,078
                                                      --------      --------       --------      ---------       --------
      Total liabilities ..........................     135,732        80,851        124,351       (100,750)       240,184
                                                      --------      --------       --------      ---------       --------
Minority Interest ................................          --            --            465             --            465
                                                      --------      --------       --------      ---------       --------
Shareholder's (Deficit) Equity:
   Common stock ..................................          50         1,217        109,133       (110,350)            50
   Due from parent company .......................     (23,209)           --             --             --        (23,209)
   Additional paid-in capital ....................      67,324       127,457          7,076       (134,533)        67,324
   Accumulated other comprehensive loss ..........     (22,137)      (18,648)       (34,490)        53,138        (22,137)
   Accumulated deficit ...........................     (56,718)      (62,123)       (44,277)       106,400        (56,718)
                                                      --------      --------       --------      ---------       --------
      Total shareholder's (deficit) equity .......     (34,690)       47,903         37,442        (85,345)       (34,690)
                                                      --------      --------       --------      ---------       --------
      Total ......................................    $101,042      $128,754       $162,258      $(186,095)      $205,959
                                                      ========      ========       ========      =========       ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

12. Supplemental Guarantor Information - (Continued)

           Condensed Consolidating Statement of Cash Flows (Unaudited)
                        Two Quarters Ended June 30, 2004
                                 (In thousands)

                                                                                   Combined
                                                                    Combined         Non-
                                                     Metallurg,     Guarantor      Guarantor
                                                        Inc.      Subsidiaries   Subsidiaries   Consolidated
                                                     ----------   ------------   ------------   ------------
Cash Flows from Operating Activities .............    $(8,415)      $(8,243)       $(11,941)      $(28,599)
                                                      -------       -------        --------       --------

Cash Flows from Investing Activities:
   Additions to property, plant and equipment ....        (64)         (225)           (476)          (765)
   Other, net ....................................         --            --           6,938          6,938
                                                      -------       -------        --------       --------
      Net cash (used in) provided by investing
         activities ..............................        (64)         (225)          6,462          6,173
                                                      -------       -------        --------       --------
Cash Flows from Financing Activities:
   Intergroup (repayments) borrowings ............     (6,527)       16,115          (9,588)            --
   Repayment of long-term debt, net ..............         --            --            (417)          (417)
   Borrowings of short-term debt, net ............     11,000            --           4,732         15,732
   Dividends received (paid) .....................      8,000        (7,730)           (270)            --
   Restricted cash deposited to collateralize
      Revolving Credit Facility ..................     (7,000)           --              --         (7,000)
   Other, net ....................................     (1,494)           --           1,139           (355)
                                                      -------       -------        --------       --------
      Net cash provided by (used in)
         financing activities ....................      3,979         8,385          (4,404)         7,960
                                                      -------       -------        --------       --------
Effects of exchange rate changes on cash and cash
   equivalents ...................................         --            --             237            237
                                                      -------       -------        --------       --------
Net decrease in cash and cash equivalents ........     (4,500)          (83)         (9,646)       (14,229)

Cash and cash equivalents - beginning of period ..      6,409           745          11,084         18,238
                                                      -------       -------        --------       --------
Cash and cash equivalents - End of period ........    $ 1,909       $   662        $  1,438       $  4,009
                                                      =======       =======        ========       ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

13.  Subsequent Events

     On August 13, 2004, Metallurg, Inc. entered into a financing agreement maturing on August 31, 2007 with MHR Institutional Partners II LP, as agent ("MHR"). The financing agreement, described below, replaces the existing facility with Fleet National Bank that would have otherwise expired on October 29, 2004. The financing agreement also requires Metallurg to maintain a minimum borrowing base and achieve minimum Consolidated EBITDA, as defined.

     This financing agreement initially provides Metallurg, Inc. a $10 million term loan for working capital and an approximately $21 million credit facility either to support existing letters of credit issued by Fleet National Bank or to provide new letters of credit to collateralize SMC's environmental remediation obligations. Metallurg is also negotiating with TRC Companies, Inc. ("TRC") and the New Jersey Department of Environmental Protection for TRC to assume approximately $15 million of Metallurg's environmental liabilities and indemnify Metallurg of such liabilities. The new financing agreement provides that, upon completion of this agreement with TRC, MHR will provide Metallurg with a second term loan in the amount of $15 million and reduce the credit facility for letters of credit to $6 million. Total transaction costs, including commitment and closing fees paid to MHR of $2.7 million, will be capitalized and amortized over three years, along with other transaction costs. Interest will accrue at a rate of 20% per annum on all outstanding balances of which one-half will be paid in cash monthly in arrears and one-half will be paid-in-kind by being added to the outstanding principal balances on a monthly basis. In addition, Metallurg will pay MHR a monthly letter of credit commitment fee of 4% per annum on all outstanding letters of credit, a facility maintenance fee of $620,000 on December 31, 2004 and $310,000 on each June 30th and December 31st thereafter, and a monthly monitoring fee of $40,000 in 2004, $30,000 in 2005 and $20,000 thereafter. Mandatory quarterly repayments begin on October 1, 2005 in the amount of $1,000,000 and voluntary repayments may be made beginning
July 31, 2005 along with prepayment penalties. The financing agreement is fully guaranteed by all of the assets of Metallurg, Inc., SMC, Metallurg Holdings Corporation, Metallurg International Resources, LLC and Metallurg Services Inc., and partially guaranteed of Metallurg, Inc.'s major subsidiaries in the U.K.
and Brazil.

     As an additional requirement of the new financing agreement, the terms of the $8 million subordinated loan, provided in February 2004 by related parties, were amended. Principal payments have been deferred until such time as all amounts under the new financing agreement have been repaid in full, and interest on the loan is now paid-in-kind and added to the principal balance.

     On August 12, 2004, Metallurg, Inc. sold all of its previously acquired Senior Discount Notes of Metallurg Holdings and related accrued interest to Metallurg Holdings for $10,000. Metallurg, Inc. had recorded these items as due from parent company in its consolidated balance sheet. For accounting purposes only, the difference between the amount recorded as due from parent company and the amount received from Metallurg Holdings will be recorded as a deemed dividend to Metallurg Holdings.

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Forward-Looking Statements

     Certain matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words such as "plans", "expect", "believe", "should", "could", "anticipate", "intend" and other expressions that indicate future events or trends. All statements that address expectations or projections about the future, including statements about Metallurg's strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance and achievements of Metallurg to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

     Factors that may cause Metallurg's results to be materially different include:
     o    The cyclical nature of Metallurg's business.
     o Metallurg's dependence on foreign customers. Metallurg operates throughout the world and derives a significant amount of its revenues from outside of the U.S.
     o The impact of changes in foreign exchange rates and foreign trade regulations on Metallurg's competitive standing. Revenues and earnings from outside the U.S. could be materially affected by exchange rate fluctuations.
     o The ability to complete a refinancing of the financing agreement with MHR or otherwise complete a restructuring of its balance sheet, in either case, on favorable terms, if at all.
     o    The ability to meet debt service requirements.
     o The ability of Metallurg Holdings to meet its debt service requirements.
     o The availability of raw materials, particularly vanadium-containing materials.
     o    The impact of worldwide competition.
     o The economic strength of Metallurg's markets generally and particularly the strength of the demand for aluminum, iron, steel, superalloys and titanium alloys in those markets.
     o    The impact of changes in technology and methods of marketing.
     o The accuracy of Metallurg's estimates of the costs of environmental remediation.
     o    The extension or expiration of existing anti-dumping duties.
     o The performance of world financial markets and the resulting effect on pension expense of Metallurg's defined benefit plans.
     o The possible disruption of business or increases in the cost of doing business resulting from terrorist activities or global conflicts.

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

     Overall operating conditions in each of these sectors have remained very challenging over the past few years with significant pressure on prices caused by increased competition, lower overall demand from customers and lackluster economic conditions worldwide. These difficult business conditions persisted throughout most of 2003. Demand started to show signs of improvement in the fourth quarter of 2003 and continued to improve during the first half of 2004 due to higher economic activity in Europe, the Americas and especially Asia. Additionally, a decline in the U.S. dollar caused prices for some of our products to rise as foreign competitors increased prices to offset the negative effect of the currency movement. While we cannot predict demand or prices in the markets we serve, this discussion presents a general overview of each of our major market sectors:

     Demand from the aluminum market continues to rebound from the low levels experienced early last year, coinciding with increased global economic activity. On the supply side, there still exists a significant amount of excess, as well as idle, capacity in the industry. While prices for aluminum continued to increase in 2004, our main products - aluminum master alloys and compacted products - continue to be subject to pricing pressure, primarily due to overcapacity. Continuing consolidation in the aluminum industry also has contributed to the pressure on prices for our products. These same conditions are expected to continue throughout 2004, as the industry still faces overcapacity and significant price competition. During 2004, Metallurg started the closure process of its master alloy facility in Norway (Hydelko) to reduce excess capacity in the industry and expects to be completed with this process in the third quarter. Customers will continue to be served from our facilities in the U.K. and Brazil. Metallurg continues to implement cost reduction initiatives to offset price declines.

     The domestic steel industry continues to operate at moderately high levels of production. Industry fundamentals for the steel sector have improved from the difficult conditions seen over the past few years, particularly as a result of the consolidation of a number of producers within the industry and the weak U.S. dollar. During 2003, fundamentals in the ferrovanadium market have changed as several producers closed operations due to very low pricing over the past few years. Due to a shortage of raw materials, Metallurg was forced to significantly cut production rates at its processing facility in Ohio, adding to a lack of ferrovanadium units in North America. Also, a labor strike at this facility during the second half of the year impacted overall production rates. Demand for ferrovanadium has recently improved, driven in part by increased demand for ferrovanadium-containing steels in Chinese construction applications. The global supply/demand outlook for ferrovanadium has changed, with Asia expected to become a net importer of material instead of a net exporter. As a result, prices for ferrovanadium steadily increased in 2003 and 2004 to levels not seen since the mid 1990's. In the first quarter of 2004, Metallurg was successful in securing a significant source of raw materials to lower production costs and enhance profitability. In April 2004, the labor strike affecting the ferrovanadium production facility in Cambridge, Ohio was settled with the ratification of a new three-year contract. Management expects that the effects of securing new raw materials and settling the labor strike should enhance profitability during 2004.

     The superalloy industry continued to be impacted by the downturn in the commercial aerospace industry, as well as a reduction in power generation projects and services (i.e., land-based turbines). Commercial production rates for the aerospace industry are well below historical averages, especially in the U.S., but appear likely to rebound as new orders have increased on year-to-year basis. Due to the long lead times in this market, excess inventory has been a factor leading to low prices and volumes for products supplied to this industry. During the first half of 2004, prices for titanium and chrome products increased significantly due to perceived supply shortages and higher worldwide demand for these metals.

     On August 13, 2004, Metallurg entered into a new financing agreement to replace the existing facility with Fleet National Bank. Metallurg believes that the new financing agreement, along with anticipated improved operations after recent restructuring efforts, will provide adequate liquidity for Metallurg to meet its obligations as they come due over the next year. In addition, on August 13, 2004, Metallurg Holdings obtained financing, the proceeds of which will enable it to make the interest payments on its Senior Discount Notes due
July 15, 2004, and subject to certain conditions, the interest payment due January 15, 2005.

     During 2003 and continuing in 2004, Metallurg continued to restructure its businesses. Metallurg took action to reduce costs at LSM through employee terminations and discontinuing unprofitable businesses, and in North America by consolidating sales offices. In September 2003, Metallurg sold all of its interests in its German facility engaged in the manufacture of low carbon ferrochrome, and its Turkish chrome ore mines. In December 2003, Metallurg reached an agreement to sell its South African sales office. This sale was completed in March 2004. See "Note 4. Discontinued Operation" to Metallurg's Consolidated Financial Statements.

Results of Operations - The Quarter Ended June 30, 2004 Compared to the Quarter Ended June 30, 2003

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

                                                                            Intersegment
(In thousands)                        LSM       SMC       CIF      Other    Eliminations   Consolidated
                                    -------   -------   -------   -------   ------------   ------------
Quarter Ended June 30, 2004
Total revenue....................   $50,030   $36,633   $11,156   $ 4,759     $(14,470)      $88,108
Gross profit.....................     5,250     4,573     1,349       411         (175)       11,408
SG&A.............................     3,301     2,214       563     2,126           --         8,204
Operating income (loss)..........     1,439     2,359       786    (1,705)        (175)        2,704
Interest expense, net............      (360)     (400)     (272)   (2,439)         --         (3,471)
Income tax provision (benefit)...       543       450       136      (439)         --           690
Net income (loss)................       519     1,509       378       272       (4,133)       (1,455)

Quarter Ended June 30, 2003
Total revenue....................   $41,706   $25,572   $ 7,760   $ 8,101     $(12,035)      $71,104
Gross profit.....................     4,188     1,073       228       950           61         6,500
SG&A.............................     3,744     1,805       496     1,948           --         7,993
Operating income (loss)..........       444      (732)     (268)     (998)          61        (1,493)
Interest expense, net............      (415)     (120)     (198)   (2,567)          --        (3,300)
Income tax provision (benefit)...        34      (767)     (127)      647           --          (213)
Net loss.........................        (2)      (85)     (339)   (2,690)        (888)       (4,004)

Total Revenue

     Consolidated total revenue increased by $17.0 million (24%) in the quarter ended June 30, 2004.

     LSM revenue was $8.3 million (20%) higher than the quarter ended June 30, 2003. Sales of aluminum products increased by $0.5 million, as a result of a 10% increase in sales prices offset by a 7% decrease in sales volume. Sales of chrome products increased by $0.9 million as a result of an 11% increase in sales volume. Sales of nickel products rose by $1.4 million due to both higher sales volume and prices. Sales of ferrotitanium were $5.3 million higher, due to a 105% increase in average unit selling prices.

     SMC revenue was $11.1 million (43%) higher than the quarter ended June 30, 2003. Sales of aluminum products increased by $2.3 million as a result of a 10% increase in shipments and a 16% increase in selling prices. Sales of vanadium products, produced in SMC's Ohio plant, increased by $6.1 million primarily as a result of both increased average selling prices and sales volume.

     CIF revenue was $3.4 million (44%) higher than the quarter ended June 30, 2003. Sales of aluminum master alloys increased by $1.9 million, primarily as a result of a 36% increase in selling volumes. Sales of niobium products rose by $1.0 million, due to an increase in demand.

Gross Profit

     Consolidated gross profit increased to $11.4 million (12.9% of total revenue) for the quarter ended June 30, 2004 from $6.5 million (9.1% of total revenue) for the quarter ended June 30, 2003.

     LSM gross profit was $1.1 million (25%) higher than the quarter ended June 30, 2003. Gross profits from aluminum products decreased by $1.3 million, despite higher selling prices, due to decreased volumes and higher unit costs. Gross profit from ferrotitanium improved by $0.8 million as a result of higher prices.

     SMC gross profit was $3.5 million (326%) higher than the quarter ended June 30, 2003. Gross profit from vanadium products improved by $3.0 million as a result of an increases in sales volume and average selling prices, partially offset by the increase in unit costs. Gross profit from aluminum products rose by $0.2 million, due to increased shipments.

     CIF gross profit increased by $1.1 million from the quarter ended June 30, 2003 as most of their major product lines improved from the prior year.

Selling, General and Administrative Expenses ("SG&A")

     SG&A increased to $8.2 million for the quarter ended June 30, 2004 compared to $8.0 million for the quarter ended June 30, 2003. Higher professional fees, particularly those associated with refinancing activities, offset the decrease in compensation and other expenses resulting from recent restructuring programs. For the quarter ended June 30, 2004, SG&A represented 9.3% of total revenue compared to 11.2% for the quarter ended June 30, 2003.

Operating Income (Loss)

     Operating income was $2.7 million for the quarter ended June 30, 2004 compared to an operating loss of $1.5 million for the quarter ended June 30, 2003 due primarily to the increase in gross profit as discussed above.

Interest Expense, Net

     Interest expense, net, was as follows (in thousands):

                                      Quarters Ended June 30,
                                      -----------------------
                                           2004      2003
                                         -------   -------
Interest income....................      $   257   $   252
Interest expense...................       (3,728)   (3,552)
                                         -------   -------
   Interest expense, net...........      $(3,471)  $(3,300)
                                         =======   =======

Income Tax Provision, Net

     Income tax provision, net of tax benefits, was as follows (in thousands):

                                      Quarters Ended June 30,
                                      -----------------------
                                            2004    2003
                                           -----   -----
Total current......................        $ 889   $  40
Total deferred.....................         (199)   (253)
                                           -----   -----
   Income tax provision, net.......        $ 690   $(213)
                                           =====   =====

     The difference between the statutory federal income tax rate and Metallurg's effective rate for the quarter ended June 30, 2004, is principally due to: (i) certain deductible temporary differences, principally domestic net operating losses, which in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; (ii) taxes paid on foreign dividends; and (iii) the excess of foreign tax rates over the statutory federal income tax rate.

Net Loss

     Metallurg had a net loss of $1.5 million for the quarter ended June 30, 2004 compared to a net loss of $4.0 million for the quarter ended June 30, 2003. Net loss for the quarter ended June 30, 2003 also included income from discontinued operations of $0.6 million. See "Note 4. Discontinued Operations" to Metallurg's Consolidated Financial Statements.

Results of Operations - The Two Quarters Ended June 30, 2004 Compared to the Two Quarters Ended June 30, 2003

                                                                              Intersegment
(In thousands)                          LSM       SMC       CIF      Other    Eliminations   Consolidated
                                      -------   -------   -------   -------   ------------   ------------
Two Quarters Ended June 30, 2004
Total revenue......................   $93,047   $67,085   $20,996   $10,782     $(28,252)      $163,658
Gross profit.......................     8,900     6,751     2,329     1,338         (594)        18,724
SG&A...............................     6,184     4,018     1,089     3,877           --         15,168
Operating income (loss)............     2,109     2,733     1,240    (2,529)        (594)         2,959
Interest expense, net..............      (715)     (635)     (477)   (4,565)          --         (6,392)
Income tax provision (benefit).....       632       852       171      (869)          --            786
Net income (loss)..................       832     1,246       592       204       (7,828)        (4,954)

Two Quarters Ended June 30, 2003

Total revenue....................   $87,405   $47,525   $14,843   $14,258   $(22,782)  $141,249
Gross profit.....................     8,626     2,543     1,244     1,788       (196)    14,005
SG&A.............................     7,489     3,453       884     3,734         --     15,560
Operating income (loss)..........     1,137      (910)      360    (1,946)      (196)    (1,555)
Interest expense, net............      (807)     (199)     (402)   (5,167)        --     (6,575)
Income tax provision (benefit)...       151      (760)                601         --         (8)
Net income (loss) ...............       188      (349)      (42)   (3,695)    (3,155)    (7,053)

Total Revenue

     Consolidated total revenue increased by $22.4 million (16%) in the two quarters ended June 30, 2004.

     LSM revenue was $5.6 million (6%) higher than the two quarters ended June 30, 2003. Sales of aluminum products decreased by $2.5 million as a result of a 14% decrease in sales volume partially offset by a 10% increase in sales prices. Sales of chrome products increased by $0.7 million as a result of a 6% increase in sales volume. Sales of nickel products rose by $2.4 million due to both higher sales volume and prices. Sales of ferrotitanium were $6.4 million higher, due to a 81% increase in average unit selling prices.

     SMC revenue was $19.6 million (41%) higher than the two quarters ended June 30, 2003. Sales of aluminum products increased by $5.1 million as a result of a 19% increase in shipments and an 11% increase in selling prices. Sales of vanadium products, produced in SMC's Ohio plant, increased by $10.3 million as a result of both increased average selling prices and sales volume.

     CIF revenue was $6.2 million (41%) higher than the two quarters ended June 30, 2003. Sales of aluminum master alloys increased by $3.8 million, primarily as a result of a 42% increase in selling volumes. Sales of niobium products rose by $2.2 million, due to an increase in demand.

Gross Profit

     Consolidated gross profit increased to $18.7 million (11.4% of total revenue) for the two quarters ended June 30, 2004 from $14.0 million (9.9% of total revenue) for the two quarters ended June 30, 2003.

     LSM gross profit was $0.3 million (3%) higher than the two quarters ended June 30, 2003. Gross profits from aluminum products decreased by $2.8 million, despite higher selling prices, due to decreased volumes and higher unit costs. Gross profit from ferrotitanium improved by $1.1 million as a result of higher prices.

     SMC gross profit was $4.2 million (165%) higher than the two quarters ended June 30, 2003. Gross profit from vanadium products improved by $3.5 million as a result of an increases in sales volume and average selling prices, partially offset by the increase in unit costs. Gross profit from aluminum products rose by $0.3 million, due to increased shipments.

     CIF gross profit increased by $1.1 million from the two quarters ended June 30, 2003 as most of their major product lines improved from the prior year.

Selling, General and Administrative Expenses ("SG&A")

     SG&A decreased to $15.2 million for the two quarters ended June 30, 2004 compared to $15.6 million for the two quarters ended June 30, 2003. Higher professional fees, particularly those associated with refinancing activities, partially offset the decrease in compensation and other expenses resulting from recent restructuring programs. For the two quarters ended June 30, 2004, SG&A represented 9.3% of total revenue compared to 11.0% for the two quarters ended June 30, 2003.

Operating Income (Loss)

     Operating income was $3.0 million for the two quarters ended June 30, 2004 compared to an operating loss of $1.6 million for the two quarters ended June 30, 2003 due primarily to the increase in gross profit as discussed above.

Interest Expense, Net

     Interest expense, net, was as follows (in thousands):

                                      Two Quarters Ended June 30,
                                      ---------------------------
                                             2004      2003
                                           -------   -------
Interest income....................        $   878   $   526
Interest expense...................         (7,270)   (7,101)
                                           -------   -------
   Interest expense, net...........        $(6,392)  $(6,575)
                                           =======   =======

Income Tax Provision, Net

     Income tax provision, net of tax benefits, was as follows (in thousands):

                                      Two Quarters Ended June 30,
                                      ---------------------------
                                              2004     2003
                                             ------   -----
Total current......................          $1,207   $ 579
Total deferred.....................            (421)   (587)
                                             ------   -----
   Income tax provision, net.......          $  786   $  (8)
                                             ======   =====

     The difference between the statutory federal income tax rate and Metallurg's effective rate for the quarter ended June 30, 2004 is principally due to: (i) certain deductible temporary differences, principally domestic net operating losses, which in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; (ii) taxes paid on foreign dividends; and (iii) the excess of foreign tax rates over the statutory federal income tax rate.

Net Loss

     Metallurg had a net loss of $5.0 million for the two quarters ended June 30, 2004 compared to a net loss of $7.1 million for the two quarters ended June 30, 2003. The net loss also included income from discontinued operations of $0.3 million and $1.1 million for the two quarters ended June 30, 2004 and 2003 respectively and a loss on sale of discontinued operations of $1.2 million in the two quarters ended June 30, 2004. See "Note 4. Discontinued Operations" to Metallurg's Consolidated Financial Statements.

Liquidity and Financial Resources

General

         Metallurg's sources of liquidity include cash and cash equivalents, cash from operations and amounts available under credit facilities. At June 30, 2004, Metallurg had $4.0 million in unrestricted cash and cash equivalents and working capital of $63.4 million as compared to $18.2 million and $65.8 million, respectively, at December 31, 2003.

Cash Flow Information

     Cash Flows from Operating Activities - Cash used in operating activities was $28.6 million for the two quarters ended June 30, 2004 compared to $13.3 million for the two quarters ended June 30, 2003. In 2004, the net loss, an increase in working capital and increased payments for environmental and restructuring charges contributed to the cash used in operating activities.

     Cash Flows from Investing Activities - Net cash provided by investing activities was $6.2 million for the two quarters ended June 30, 2004, compared to net cash used by investing activities of $0.9 million for the two quarters ended June 30, 2003. The net cash received from the sale of discontinued operations was $8.3 million in the two quarters ended June 30, 2004.

     Cash Flows from Financing Activities - Cash provided by financing activities was $8.0 million for the two quarters ended June 30, 2004, compared to $1.7 million for the two quarters ended June 30, 2003. Metallurg received a loan of $8.0 million from related parties to facilitate the purchase of raw material for the vanadium plant in the two quarters ended June 30, 2004 and an additional $7.7 million was used to increase working capital during 2004. These borrowings are offset by cash deposited to collateralize the Revolving Credit Facility.

Credit Facilities and Other Financing Arrangements

     Revolving Credit Facility - Metallurg, Inc., SMC and certain of Metallurg, Inc.'s other subsidiaries (the "Borrowers") have a credit facility with certain financial institutions led by Fleet National Bank as agent (the "Revolving Credit Facility"), which expires in October 2004. This facility, as amended in October 2003 and in January 2004, provides the Borrowers with up to $27.0 million for working capital requirements and general corporate purposes. Interest is charged at a rate per annum equal to (i) LIBOR, plus 2.0% - 3.5% or
(ii) Prime, plus up to 1.0%, based on the performance of Metallurg, Inc. and certain of its subsidiaries (the "North American Group"), as defined in the Revolving Credit Facility. Interest rates on amounts borrowed are adjusted quarterly, based on the North American Group's fixed charge coverage ratio. The Borrowers are required to pay a fee of 0.25% - 0.50% per annum on the unused portion of the facility. The total amount the Borrowers may borrow at any time is limited to a borrowing base calculation that is based on eligible accounts receivable, inventory and special cash collateral, as defined. On January 14, 2004, the Revolving Credit Facility was amended and the minimum liquidity covenant was eliminated. In its place, Metallurg was required to deposit a total of $7.0 million into a restricted cash account as additional security for the Revolving Credit Facility. At June 30, 2004, there were $3.0 million of borrowings under this facility and outstanding letters of credit of $20.8 million. In addition, the Borrowers had unused borrowing capacity of $2.9 million under this facility.

     MHR Credit Facility - On August 13, 2004, Metallurg refinanced the Revolving Credit Facility into a new financing agreement with MHR maturing on August 31, 2007. This financing agreement initially provides Metallurg, Inc. a $10 million term loan for working capital and an approximately
$21 million credit facility either to support existing letters of credit issued by Fleet National Bank or to provide new letters of credit to collateralize SMC's environmental remediation obligations. Metallurg is also negotiating with TRC and the New Jersey Department of Environmental Protection for TRC to assume approximately $15 million of Metallurg's environmental liabilities and indemnify Metallurg of such liabilities. The new financing agreement provides that upon completion of the agreement with TRC, MHR will provide Metallurg with a second term loan in the amount of $15 million and reduce the credit facility for letters of credit to $6 million. Total transaction costs, including commitment and closing fees paid to MHR of $2.7 million, will be capitalized and amortized over three years, along with other transaction costs. Interest will accrue at a rate of 20% per annum on all outstanding balances of which one-half will be paid monthly in arrears and one-half will be paid-in-kind by being added to the outstanding principal balances on a monthly basis. In addition, Metallurg will pay MHR a monthly letter of credit commitment fee of 4% per annum on all outstanding letters of credit, a facility maintenance fee of $620,000 on December 31, 2004 and $310,000 on each June 30th and December 31st thereafter, and a monthly monitoring fee of $40,000 in 2004, $30,000 in 2005 and $20,000 thereafter. Mandatory quarterly repayments begin on October 1, 2005 in the amount of $1,000,000 and voluntary repayments may be made beginning July 31, 2005 along with prepayment penalties. The financing agreement is fully guaranteed by all of the assets of Metallurg, Inc., SMC, Metallurg Holdings Corporation, and Metallurg International Resources, LLC, and partially guaranteed by Metallurg, Inc.'s major subsidiaries in the U.K. and Brazil.
The financing agreement also requires Metallurg to maintain a minimum borrowing base and achieve minimum Consolidated EBITDA, as defined. Metallurg anticipates that it will seek to refinance this agreement on more favorable terms provided its operating results continue to improve and such financing is available.

     LSM Revolving Credit Facilities - LSM has revolving credit facilities with Barclays Bank plc ("Barclays") and HSBC Bank plc ("HSBC"). These facilities provide LSM with up to (pound)5.5 million ($9.9 million) of borrowings, 'L'40.3 million ($72.8 million) of foreign exchange contracts and options and 'L'4.0 million ($7.2 million) for other ancillary banking arrangements, including bank guarantees. Borrowings under these facilities are secured by the assets of LSM and are repayable on demand. Outstanding loans under these facilities bear interest at rates of LIBOR plus 1.5% to 1.75%. At June 30, 2004, there were no borrowings under these facilities. LSM's Norwegian subsidiary has an unsecured overdraft facility of NOK 15.0 million ($2.2 million). Borrowings under this facility bear interest at a rate of NIBOR plus 1.25%. At June 30, 2004, there was approximately $1.8 million outstanding under this facility.

     Other - CIF maintains short-term secured and unsecured borrowing arrangements with various banks with interest rates ranging from 6.5% per annum to 22.8% per annum. Borrowings under these arrangements totaled $6.6 million at June 30, 2004.

Capital Expenditures

     Metallurg invested $0.8 million in capital projects during the two quarters ended June 30, 2004. Metallurg's capital expenditures include projects related to improving Metallurg's operations, productivity improvements, replacement projects and ongoing environmental requirements (which are in addition to expenditures discussed in "Environmental Remediation Costs" below). Capital expenditures are projected to total approximately $4.3 million for the year ended December 31, 2004, approximately half of which Metallurg believes will result in decreased costs of production, improved efficiency and expanded production capacities. The remaining planned capital expenditures are primarily for replacement and repairs of existing facilities. Although Metallurg has projected these items for the year ended December 31, 2004, Metallurg has not committed purchases to vendors for all of these projects, as some projects remain contingent on final approvals and other conditions and the actual timing of expenditures may extend into 2005. Metallurg believes that these projects will be funded through existing and future internally generated cash and credit lines.

Environmental Remediation Costs

     Losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the two quarters ended June 30, 2004, Metallurg spent $1.6 million for environmental remediation.

     In 1997, SMC entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it was aware. Pursuant to these agreements, SMC has agreed to perform environmental remediation, which, as of June 30, 2004, had an estimated net cost of completion of $24.0 million. Of this amount, Metallurg expects to spend $18.7 million (including the TRC transaction discussed above) in the remaining two quarters of 2004 and $0.6 million in 2005. These amounts have been accrued for in prior years and are reflected in Metallurg's balance sheet liabilities.

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

                        ITEM 4 - CONTROLS AND PROCEDURES

     Metallurg carried out an evaluation, under the supervision of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, Metallurg's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the "Exchange Act")) were effective.

     There have been no changes in Metallurg's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter covered by this report that have materially affected, or are reasonable likely to materially affect, Metallurg's internal control over financial reporting.

                           ITEM 5 - OTHER INFORMATION

     Metallurg is not required to file reports with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, but is filing this Quarterly Report on Form 10-Q on a voluntary basis. Accordingly, it is not an "issuer" as defined in Section 2(a)(7) of the Sarbanes-Oxley Act of 2002.

                           PART II - OTHER INFORMATION

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     (b)  REPORTS ON FORM 8-K

     Metallurg, Inc. filed a Report on Form 8-K under Item 9, and provided financial statements pursuant to Item 7, with the Securities and Exchange Commission on April 14, 2004, filing its December 31, 2003 audited financial statements in accordance with Regulation FD and reporting a delay in the filing of its 10-K for the year ended December 31, 2003 beyond the due date required by the indenture governing its Senior Notes.

     Metallurg, Inc. filed a Report on Form 8-K under Item 12, and provided financial statements pursuant to Item 7, with the Securities and Exchange Commission on May 26, 2004, filing its March 31, 2004 financial statements in accordance with Regulation FD and reporting a delay in the filing of its 10-Q for the period ended March 31, 2004 beyond the due date required by the indenture governing its Senior Notes.

     Metallurg, Inc. filed a Report on Form 8-K under Item 5 with the Securities and Exchange Commission on June 1, 2004, reporting the failure to make the interest payment on its Senior Notes.

     Metallurg, Inc. filed a Report on Form 8-K under Item 5 with the Securities and Exchange Commission on June 16, 2004, reporting the filing 10-K for the year ended December 31, 2003 and its 10-Q for the period ended March 31, 2004 as required by the indenture governing its Senior Notes.

     Metallurg, Inc. filed a Report on Form 8-K under Item 5 with the Securities and Exchange Commission on June 18, 2004, reporting that it made the $5.5 million semi-annual interest payment due on June 1, 2004 in respect of its Senior Notes plus additional interest from the due date until the payment date.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 16, 2004 on its behalf by the undersigned thereunto duly authorized.

                                         METALLURG, INC.


                                         By: /s/ Barry C. Nuss
                                             -----------------------------------
                                         Barry C. Nuss
                                         Senior Vice President and
                                         Chief Financial Officer

                           STATEMENT OF DIFFERENCES

  The British pound sterling shall be expressed as.........................'L'