Form 10-Q
period 2005-03-31
METALLURG INC
filed 2005-05-02
CIK 1030992

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from __________ to __________

                                 METALLURG, INC.
             (Exact name of registrant as specified in its charter)

                        Commission file number: 333-42141

                Delaware                                13-1661467
         (State of organization)           (I.R.S. Employer Identification No.)

       1140 Avenue of the Americas                    (212) 835-0200
        New York, New York 10036             (Registrant's telephone number,
(Address of principal executive offices)           including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]*

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [_] No [X]

     The number of shares of common stock, $0.01 par value, issued and outstanding as of May 2, 2005 was 5,000,000.

     *The registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant is a voluntary filer.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                      Page No.
                                                                                                      --------
Part I.    FINANCIAL INFORMATION:

           Item 1 - Financial Statements (Unaudited)

                    Condensed Consolidated Statements of Operations and Comprehensive Income for
                    the Quarter Ended March 31, 2005 and 2004 .....................................         2

                    Condensed Consolidated Balance Sheets at March 31, 2005 and
                    December 31, 2004 .............................................................         3

                    Condensed Consolidated Statements of Cash Flows for the Quarter Ended
                    March 31, 2005 and 2004 .......................................................         4

                    Notes to Unaudited Condensed Consolidated Financial Statements ................      5-14

           Item 2 - Management's Discussion and Analysis of Financial Condition and Results
                    of Operations .................................................................     15-21

           Item 3 - Quantitative and Qualitative Disclosure of Market Risk ........................        22

           Item 4 - Controls and Procedures .......................................................        22

Part II.   OTHER INFORMATION:

           Item 5 - Other Information .............................................................        22

           Item 6 - Exhibits ......................................................................        22

           SIGNATURES .............................................................................        23

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE INCOME (UNAUDITED)
                                 (In thousands)

                                                                    Quarters Ended
                                                                       March 31,
                                                                  ------------------
                                                                    2005       2004
                                                                  --------   -------
Total revenue .................................................   $122,196   $75,550
                                                                  --------   -------
Operating costs and expenses:
   Cost of sales ..............................................     95,361    68,234
   Selling, general and administrative expenses ...............      9,205     6,964
   Restructuring charges ......................................         --        97
                                                                  --------   -------
   Total operating costs and expenses .........................    104,566    75,295
                                                                  --------   -------
      Operating income ........................................     17,630       255
Other income (expense):
   Other income, net ..........................................         16        48
   Interest expense, net ......................................     (4,548)   (2,921)
                                                                  --------   -------
Income (loss) before income tax provision, minority interest
   and discontinued operations ................................     13,098    (2,618)

Income tax provision ..........................................     (2,662)      (96)
Minority interest .............................................        (18)       39
                                                                  --------   -------
      Income (loss) from continuing operations ................     10,418    (2,675)
                                                                  --------   -------
Income from discontinued operations, net of tax of $171 .......         --       338
Loss on sale of discontinued operations, net of tax of $0 .....         --    (1,162)
                                                                  --------   -------
      Discontinued operations .................................         --      (824)
                                                                  --------   -------
      Net income (loss) .......................................     10,418    (3,499)
Other comprehensive income (loss):
   Foreign currency translation adjustment ....................        (88)    3,113
   Deferred gain on derivatives, net ..........................        399       867
                                                                  --------   -------
      Comprehensive income ....................................   $ 10,729   $   481
                                                                  ========   =======

      See notes to unaudited condensed consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                March 31,    December 31,
                                                                   2005          2004
                                                               -----------   ------------
                                                               (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents................................    $ 15,307       $ 23,061
   Accounts receivable, net.................................      67,629         46,024
   Inventories..............................................      74,656         62,551
   Prepaid expenses and other current assets................      12,868         12,432
                                                                --------       --------
      Total current assets..................................     170,460        144,068
Property, plant and equipment, net..........................      51,449         52,502
Other assets................................................      20,672         21,996
                                                                --------       --------
      Total.................................................    $242,581       $218,566
                                                                ========       ========

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current Liabilities:
   Short-term debt and current portion of long-term debt....    $ 13,546       $ 11,870
   Accounts payable.........................................      41,066         32,364
   Other current liabilities................................      23,585         16,781
                                                                --------       --------
      Total current liabilities.............................      78,197         61,015
                                                                --------       --------
Long-term Liabilities:
   Long-term debt...........................................     140,109        141,584
   Accrued pension liabilities..............................      24,369         24,523
   Environmental liabilities, net...........................      16,917         19,202
   Other liabilities........................................       2,120          2,041
                                                                --------       --------
      Total long-term liabilities...........................     183,515        187,350
                                                                --------       --------
      Total liabilities.....................................     261,712        248,365
                                                                --------       --------
Commitments and Contingencies...............................
Minority Interest...........................................         635            652
                                                                --------       --------
Shareholder's Deficit:
   Common stock.............................................          50             50
   Due from parent company..................................      (2,238)        (1,494)
   Additional paid-in capital...............................      46,319         45,619
   Accumulated other comprehensive loss.....................     (16,657)       (16,968)
   Accumulated deficit......................................     (47,240)       (57,658)
                                                                --------       --------
      Total shareholder's deficit...........................     (19,766)       (30,451)
                                                                --------       --------
      Total.................................................    $242,581       $218,566
                                                                ========       ========

      See notes to unaudited condensed consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                              Quarters Ended
                                                                                March 31,
                                                                           -------------------
                                                                             2005       2004
                                                                           --------   --------
Cash Flows from Operating Activities:
Net income (loss) ......................................................   $ 10,418   $ (3,499)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization .......................................      2,231      1,933
   Deferred income taxes ...............................................        855       (222)
   Interest expense paid-in-kind .......................................        553         --
   Restructuring charges ...............................................         --         97
   Loss on sale of discontinued operations .............................         --      1,162
   Change in operating assets and liabilities:
      Increase in accounts receivable ..................................    (21,618)    (6,331)
      Increase in inventories ..........................................    (12,104)   (11,472)
      Increase in other current assets .................................       (151)    (1,215)
      Increase in accounts payable and other current liabilities .......     15,697      8,895
      Environmental payments ...........................................     (1,881)    (1,046)
      Restructuring payments ...........................................       (113)    (1,196)
      Other assets and liabilities, net ................................       (215)       523
Discontinued operations - operating activities .........................         --       (719)
                                                                           --------   --------
         Net cash used in operating activities .........................     (6,328)   (13,090)
                                                                           --------   --------
Cash Flows from Investing Activities:
Additions to property, plant and equipment .............................       (766)      (289)
Proceeds from sale of discontinued operations ..........................         --      8,275
Other, net .............................................................        474     (1,370)
Discontinued operations - investing activities .........................         --         33
                                                                           --------   --------
         Net cash (used in) provided by investing activities ...........       (292)     6,649
                                                                           --------   --------
Cash Flows from Financing Activities:
Repayment of long-term debt ............................................     (1,114)       (90)
Borrowings of short-term debt, net .....................................        761      8,441
Loans to parent company ................................................       (744)    (1,494)
Restricted cash deposited to collateralize revolving credit facility ...         --     (7,000)
Discontinued operations - financing activities .........................         --      1,139
                                                                           --------   --------
         Net cash (used in) provided by financing activities ...........     (1,097)       996
                                                                           --------   --------
Effects of exchange rate changes on cash and cash equivalents ..........        (37)       180
                                                                           --------   --------
Net decrease in cash and cash equivalents ..............................     (7,754)    (5,265)
Cash and cash equivalents - beginning of period ........................     23,061     18,238
                                                                           --------   --------
Cash and cash equivalents - end of period ..............................   $ 15,307   $ 12,973
                                                                           ========   ========

       See notes to unaudited condensed consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Metallurg, Inc. and its majority-owned subsidiaries (collectively, "Metallurg"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Accounting Principles Board Opinion No. 28 and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2004 was derived from audited financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements included in Metallurg, Inc.'s annual report on Form 10-K for the year ended December 31, 2004.

     Metallurg, Inc. is a wholly-owned subsidiary of Metallurg Holdings since the acquisition date of July 13, 1998. The financial statements do not reflect the pushdown of purchase accounting adjustments recorded by Metallurg Holdings.

     Earnings per share are not presented since Metallurg, Inc. is a wholly-owned subsidiary of Metallurg Holdings.

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

                                                        Quarters Ended March 31,
                                                        ------------------------
                                                             2005      2004
                                                           -------   --------
Net income (loss), as reported ......................      $10,418   $(3,499)
Less: compensation  expense for option awards
   determined by the fair value based method,
   net of related tax effects .......................            8        10
                                                           -------   -------
        Pro forma net income (loss) .................      $10,410   $(3,509)
                                                           =======   =======

     Beginning January 1, 2006, Metallurg will record compensation expense for all new grants in accordance with SFAS 123R.

3. Discontinued Operations

     On March 8, 2004, Metallurg completed the sale of its South African sales office to a group of investors, including local management, for a total purchase price of $9,100,000 and recorded a loss of $1,162,000. In connection with the sale, Metallurg accepted a note receivable for $1,370,000 from the buyers, to be repaid in three equal installments plus interest at LIBOR plus 1% over two years. The quarter ended March 31, 2004 included $9,140,000 of revenue and $509,000 of income before income tax provision related to these discontinued operations.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

4. Segments and Related Information

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

Reportable Segments

     London & Scandinavian Metallurgical Co Limited and its subsidiaries (collectively, "LSM") - This unit consists mainly of three production facilities in the U.K. that manufacture and sell aluminum alloy grain refiners and alloying tablets for the aluminum industry, chromium metal and ferrotitanium and other specialty ferroalloys for the steel and superalloy industries and aluminum powder for various metal powder-consuming industries. On January 1, 2005, LSM changed its functional currency from U.K. pounds sterling to U.S. dollars.

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

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

4. Segments and Related Information - (Continued)

                                                                               Intersegment   Consolidated
                                         LSM       SMC       CIF      Other    Eliminations      Totals
                                       -------   -------   -------   -------   ------------   ------------
Quarter Ended March 31, 2005
Revenue from external customers ....   $52,191   $54,597   $14,345   $ 1,063                    $122,196
Intergroup revenue .................     6,782       541     2,857     2,041     $(12,221)            --
Net income .........................     1,557     9,779       387    13,886      (15,191)        10,418

Quarter Ended March 31, 2004
Revenue from external customers ....   $35,434   $29,183   $ 6,938   $ 3,995                    $ 75,550
Intergroup revenue .................     7,583     1,269     2,902     2,028     $(13,782)            --
Net income (loss) ..................       313      (263)      214       (68)      (3,695)        (3,499)

5. Inventories

     Inventories consist of the following (in thousands):

                                                        March 31,   December 31,
                                                           2005         2004
                                                        ---------   ------------
Raw materials .......................................    $30,646       $19,973
Work in process .....................................        932           787
Finished goods ......................................     41,531        40,474
Other ...............................................      1,547         1,317
                                                         -------       -------
   Total ............................................    $74,656       $62,551
                                                         =======       =======

6. Contingent Liabilities

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

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

7. Retirement Plans

     Metallurg maintains defined benefit plans for its employees in the U.S.
and the U.K. Net pension cost for these plans consisted of the following for the quarters ended March 31, 2005 and 2004 (in thousands):

                                                     U.S. Plans               Non-U.S. Plans
                                              Quarters ended March 31,   Quarters ended March 31,
                                              ------------------------   ------------------------
                                                    2005    2004              2005      2004
                                                   -----   -----            -------   -------
Components of net periodic benefit cost:
   Service cost............................        $ 132   $ 123            $   758   $   705
   Interest cost...........................          332     330              1,658     1,545
   Expected return on plan assets..........         (369)   (349)            (1,797)   (1,528)
   Net amortization and deferral...........           72      71                531       588
                                                   -----   -----            -------   -------
      Total net periodic benefit cost......        $ 167   $ 175            $ 1,150   $ 1,310
                                                   =====   =====            =======   =======

     As of March 31, 2005, $55,000 of contributions have been made for U.S. plans and $1,379,000 of contributions have been made for non-U.S. plans. Metallurg presently anticipates contributing an additional $270,000 to fund its U.S. plans and $4,341,000 to fund its non-U.S. plans in 2005.

8. Income Taxes

     The American Jobs Creation Act (the "AJCA"), which was signed into law on October 22, 2004, created a special one-time 85% tax deduction for certain repatriated foreign earnings that are reinvested in qualifying domestic activities, as defined in the AJCA. Metallurg may elect to apply this provision to qualifying earnings repatriations in the year ending December 31, 2005. Metallurg is in the process of evaluating the effects of the repatriation provision and expects to complete its evaluation after its assessment of clarifying guidance published by Congress or the Treasury Department. As of December 31, 2004, the maximum amount Metallurg is eligible to repatriate under the AJCA is approximately $44,700,000. The estimated tax provision that would be required on this amount would be approximately $2,400,000. If any amount is repatriated, it would likely be less than the maximum, with a proportional reduction in the estimated provision for income taxes.

9. Related Party Transactions

     On January 15, 2005, Metallurg, Inc. loaned its parent company, Metallurg Holdings, Inc. ("Metallurg Holdings"), $744,000 in order for Metallurg Holdings to make the interest payment on its 12 3/4% Senior Discount Notes due 2008 (the "Senior Discount Notes") to non-related parties. The loan is included in due from parent company in the consolidated balance sheet.

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

           Condensed Consolidating Statement of Operations (Unaudited)
                          Quarter Ended March 31, 2005
                                 (In thousands)

                                                                                   Combined
                                                                    Combined         Non-
                                                                    Guarantor      Guarantor
                                                Metallurg, Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                ---------------   ------------   ------------   ------------   ------------
Total revenue................................                       $55,138        $78,627        $(11,569)      $122,196
                                                                    -------        -------        --------       --------
Operating costs and expenses:
   Cost of sales.............................                        36,380         70,241         (11,260)        95,361
   Selling, general and administrative
      expenses...............................       $ 1,777           3,376          4,052              --          9,205
                                                    -------         -------        -------        --------       --------
      Total operating costs and expenses.....         1,777          39,756         74,293         (11,260)       104,566
                                                    -------         -------        -------        --------       --------
      Operating (loss) income................        (1,777)         15,382          4,334            (309)        17,630
Other:
   Other income, net.........................            --              --             16              --             16
   Interest expense, net.....................        (3,387)           (212)          (949)             --         (4,548)
   Equity in earnings of subsidiaries........        11,477           1,461          1,944         (14,882)            --
                                                    -------         -------        -------        --------       --------
      Income before income tax benefit
         (provision) and minority interest...         6,313          16,631          5,345         (15,191)        13,098
Income tax benefit (provision)...............         4,105          (5,140)        (1,627)             --         (2,662)
Minority interest............................            --              --            (18)             --            (18)
                                                    -------         -------        -------        --------       --------
      Net income.............................       $10,418         $11,491        $ 3,700        $(15,191)      $ 10,418
                                                    =======         =======        =======        ========       ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

10. Supplemental Guarantor Information - (Continued)

           Condensed Consolidating Statement of Operations (Unaudited)
                          Quarter Ended March 31, 2004
                                 (In thousands)

                                                                                       Combined
                                                                        Combined         Non-
                                                                        Guarantor      Guarantor
                                                    Metallurg, Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                    ---------------   ------------   ------------   ------------   ------------
Total revenue....................................                       $32,734        $55,636        $(12,820)      $75,550
                                                                        -------        -------        --------       -------
Operating costs and expenses:
   Cost of sales.................................                        30,229         50,406         (12,401)       68,234
   Selling, general and administrative
         expenses................................       $ 1,293           1,827          3,844              --         6,964
   Restructuring charges.........................            --              --             97              --            97
                                                        -------         -------        -------        --------       -------
      Total operating costs and expenses.........         1,293          32,056         54,347         (12,401)       75,295
                                                        -------         -------        -------        --------       -------
      Operating (loss) income....................        (1,293)            678          1,289            (419)          255
Other:
   Other income, net.............................            --              --             48              --            48
   Interest expense, net.........................        (2,193)            134           (862)             --        (2,921)
   Equity in earnings of subsidiaries............          (441)          2,852            865          (3,276)           --
                                                        -------         -------        -------        --------       -------
      (Loss) income before income tax
         benefit (provision), minority interest
         and discontinued operations.............        (3,927)          3,664          1,340          (3,695)       (2,618)
Income tax benefit (provision)...................           458            (496)           (58)             --           (96)
Minority interest................................            --              --             39              --            39
                                                        -------         -------        -------        --------       -------
      (Loss) income from continuing operations...        (3,469)          3,168          1,321          (3,695)       (2,675)
Discontinued operations..........................           (30)         (3,577)         2,783              --          (824)
                                                        -------         -------        -------        --------       -------
      Net (loss) income..........................       $(3,499)        $  (409)       $ 4,104        $ (3,695)      $(3,499)
                                                        =======         =======        =======        ========       =======

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

10. Supplemental Guarantor Information - (Continued)

                Condensed Consolidating Balance Sheet (Unaudited)
                                 March 31, 2005
                                 (In thousands)

                                                                                     Combined
                                                                      Combined         Non-
                                                                      Guarantor      Guarantor
                                                  Metallurg, Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                  ---------------   ------------   ------------   ------------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents...................       $ 12,872        $    263       $  2,172                      $ 15,307
   Accounts receivable, net....................         25,575          31,086         55,172      $ (44,204)        67,629
   Inventories.................................             --          42,615         33,118         (1,077)        74,656
   Prepaid expenses and other current assets...            512           6,603         11,529         (5,776)        12,868
                                                      --------        --------       --------      ---------       --------
      Total current assets.....................         38,959          80,567        101,991        (51,057)       170,460
Investments - intergroup.......................         70,174          12,971         43,348       (126,493)            --
Property, plant and equipment, net.............            119          19,021         32,309             --         51,449
Other assets...................................         12,334          32,203          8,660        (32,525)        20,672
                                                      --------        --------       --------      ---------       --------
      Total....................................       $121,586        $144,762       $186,308      $(210,075)      $242,581
                                                      ========        ========       ========      =========       ========
LIABILITIES AND SHAREHOLDER'S (DEFICIT)
   EQUITY
Current Liabilities:
   Short-term debt and current portion of
      long-term debt...........................       $  2,000                       $ 11,546                      $ 13,546
   Accounts payable............................          4,657        $ 44,504         36,109      $ (44,204)        41,066
   Other current liabilities...................          6,439          15,345          7,577         (5,776)        23,585
                                                      --------        --------       --------      ---------       --------
      Total current liabilities................         13,096          59,849         55,232        (49,980)        78,197
                                                      --------        --------       --------      ---------       --------
Long-term Liabilities:
   Long-term debt..............................        122,345              --         17,764             --        140,109
   Accrued pension liabilities.................          5,211             709         18,449             --         24,369
   Environmental liabilities, net..............             --          16,917             --             --         16,917
   Other liabilities...........................            700              --         33,945        (32,525)         2,120
                                                      --------        --------       --------      ---------       --------
      Total long-term liabilities..............        128,256          17,626         70,158        (32,525)       183,515
                                                      --------        --------       --------      ---------       --------
      Total liabilities........................        141,352          77,475        125,390        (82,505)       261,712
                                                      --------        --------       --------      ---------       --------
Minority interest..............................             --              --            635             --            635

Shareholder's (Deficit) Equity:
   Common stock................................             50           1,217        109,133       (110,350)            50
   Due from parent company.....................         (2,238)             --             --             --         (2,238)
   Additional paid-in capital..................         46,319         123,864          7,076       (130,940)        46,319
   Accumulated other comprehensive loss........        (16,657)        (13,572)       (24,407)        37,979        (16,657)
   Accumulated deficit.........................        (47,240)        (44,222)       (31,519)        75,741        (47,240)
                                                      --------        --------       --------      ---------       --------
      Total shareholder's (deficit) equity.....        (19,766)         67,287         60,283       (127,570)       (19,766)
                                                      --------        --------       --------      ---------       --------
      Total....................................       $121,586        $144,762       $186,308      $(210,075)      $242,581
                                                      ========        ========       ========      =========       ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

10. Supplemental Guarantor Information - (Continued)

                Condensed Consolidating Balance Sheet (Unaudited)
                                December 31, 2004
                                 (In thousands)

                                                                                     Combined
                                                                      Combined         Non-
                                                                      Guarantor      Guarantor
                                                  Metallurg, Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                  ---------------   ------------   ------------   ------------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents...................       $ 19,384        $  1,498       $  2,179                      $ 23,061
   Accounts receivable, net....................         22,169          20,357         45,934      $ (42,436)        46,024
   Inventories.................................             --          31,708         31,611           (768)        62,551
   Prepaid expenses and other current assets...          2,372           5,850         11,095         (6,885)        12,432
                                                      --------        --------       --------      ---------       --------
      Total current assets.....................         43,925          59,413         90,819        (50,089)       144,068
Investments - intergroup.......................         58,161          11,199         41,058       (110,418)            --
Property, plant and equipment, net.............            128          19,438         32,936             --         52,502
Other assets...................................         12,635          39,885          9,732        (40,256)        21,996
                                                      --------        --------       --------      ---------       --------
      Total....................................       $114,849        $129,935       $174,545      $(200,763)      $218,566
                                                      ========        ========       ========      =========       ========

LIABILITIES AND SHAREHOLDER'S (DEFICIT)
   EQUITY
Current Liabilities:
   Short-term debt and current portion of
      long-term debt...........................         $1,000                       $ 10,870                      $ 11,870
   Accounts payable............................          4,939        $ 41,525         28,336      $ (42,436)        32,364
   Accrued expenses............................          3,151           4,479          5,368             --         12,998
   Other current liabilities...................             --           8,785          1,883         (6,885)         3,783
                                                      --------        --------       --------      ---------       --------
      Total current liabilities................          9,090          54,789         46,457        (49,321)        61,015
                                                      --------        --------       --------      ---------       --------
Long-term Liabilities:
   Long-term debt..............................        122,792              --         18,792             --        141,584
   Accrued pension liabilities.................          5,118             684         18,721             --         24,523
   Environmental liabilities, net..............             --          19,202             --             --         19,202
   Other liabilities...........................          8,300              --         33,997        (40,256)         2,041
                                                      --------        --------       --------      ---------       --------
      Total long-term liabilities..............        136,210          19,886         71,510        (40,256)       187,350
                                                      --------        --------       --------      ---------       --------
      Total liabilities........................        145,300          74,675        117,967        (89,577)       248,365
                                                      --------        --------       --------      ---------       --------
Minority interest..............................             --              --            652             --            652

Shareholder's (Deficit) Equity:
   Common stock................................             50           1,217        109,133       (110,350)            50
   Due from parent company.....................         (1,494)             --             --             --         (1,494)
   Additional paid-in capital..................         45,619         127,457          7,076       (134,533)        45,619
   Accumulated other comprehensive loss........        (16,968)        (13,883)       (25,064)        38,947        (16,968)
   Accumulated deficit.........................        (57,658)        (59,531)       (35,219)        94,750        (57,658)
                                                      --------        --------       --------      ---------       --------
      Total shareholder's (deficit) equity.....        (30,451)         55,260         55,926       (111,186)       (30,451)
                                                      --------        --------       --------      ---------       --------
      Total....................................       $114,849        $129,935       $174,545      $(200,763)      $218,566
                                                      ========        ========       ========      =========       ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

10. Supplemental Guarantor Information - (Continued)

           Condensed Consolidating Statement of Cash Flows (Unaudited)
                          Quarter Ended March 31, 2005
                                 (In thousands)

                                                                                  Combined
                                                                   Combined         Non-
                                                                   Guarantor      Guarantor
                                               Metallurg, Inc.   Subsidiaries   Subsidiaries   Consolidated
                                               ---------------   ------------   ------------   ------------
Cash Flows from Operating Activities........       $(3,112)        $(3,955)       $   739        $(6,328)
                                                   -------         -------        -------        -------
Cash Flows from Investing Activities:
Additions to property, plant and equipment..            (4)            (19)          (743)          (766)
Other, net..................................            --              --            474            474
                                                   -------         -------        -------        -------
      Net cash used in investing
         activities.........................            (4)            (19)          (269)          (292)
                                                   -------         -------        -------        -------
Cash Flows from Financing Activities:
Intergroup (repayments) borrowings..........        (3,127)          3,214            (87)            --
Repayment of long-term debt.................            --              --         (1,114)        (1,114)
Net short-term borrowings...................            --              --            761            761
Loan to parent company......................          (744)             --             --           (744)
Intergroup dividends received (paid)........           475            (475)            --             --
                                                   -------         -------        -------        -------
   Net cash (used in) provided by
      financing activities..................        (3,396)          2,739           (440)        (1,097)
                                                   -------         -------        -------        -------
Effects of exchange rate changes on cash
   and cash equivalents.....................            --              --            (37)           (37)
                                                   -------         -------        -------        -------
Net decrease in cash and cash equivalents...        (6,512)         (1,235)            (7)        (7,754)
Cash and cash equivalents - beginning of
   period...................................        19,384           1,498          2,179         23,061
                                                   -------         -------        -------        -------
Cash and cash equivalents - end of period...       $12,872         $   263        $ 2,172        $15,307
                                                   =======         =======        =======        =======

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

10. Supplemental Guarantor Information - (Continued)

           Condensed Consolidating Statement of Cash Flows (Unaudited)
                          Quarter Ended March 31, 2004
                                 (In thousands)

                                                                                   Combined
                                                                    Combined         Non-
                                                                    Guarantor      Guarantor
                                                Metallurg, Inc.   Subsidiaries   Subsidiaries   Consolidated
                                                ---------------   ------------   ------------   ------------
Cash Flows from Operating Activities ........       $  (601)        $(11,053)      $(1,436)       $(13,090)
                                                    -------         --------       -------        --------
Cash Flows from Investing Activities:
Additions to property, plant and equipment ..            (2)             (97)         (190)           (289)
Other, net ..................................            --               --         6,938           6,938
                                                    -------         --------       -------        --------
      Net cash used in investing
         activities .........................            (2)             (97)        6,748           6,649
                                                    -------         --------       -------        --------
Cash Flows from Financing Activities:
Intergroup (repayments) borrowings ..........        (8,312)          18,199        (9,887)             --
Repayment of long-term debt .................            --               --           (90)            (90)
Net short-term borrowings ...................         8,000               --           441           8,441
Loan to parent company ......................        (1,494)              --            --          (1,494)
Restricted  cash deposited to collateralize
   revolving credit facility ................        (7,000)              --            --          (7,000)
Other, net ..................................            --               --         1,139           1,139
Intergroup dividends received (paid) ........         7,819           (7,730)          (89)             --
                                                    -------         --------       -------        --------
   Net cash (used in) provided by
      financing activities ..................          (987)          10,469        (8,486)            996
                                                    -------         --------       -------        --------
Effects of exchange rate changes on cash and
   cash equivalents .........................            --               --           180             180
                                                    -------         --------       -------        --------
Net decrease in cash and cash equivalents ...        (1,590)            (681)       (2,994)         (5,265)
Cash and cash equivalents - beginning of
   period ...................................         6,409              745        11,084          18,238
                                                    -------         --------       -------        --------
Cash and cash equivalents - end of period ...       $ 4,819         $     64       $ 8,909        $ 12,973
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

Critical Accounting Estimates

     For a discussion of the critical accounting estimates affecting Metallurg, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Estimates" beginning on page 20 of Metallurg's annual report on Form 10-K for the year ended December 31, 2004. The critical accounting estimates affecting Metallurg have not changed since December 31, 2004.

Overview

     Metallurg is one of the world's leading developers, manufacturers and marketers of highly engineered and technologically advanced metal alloying additives. Its products are essential to the production of high performance aluminum and titanium alloys, superalloys, and specialty steels that are used in mission critical applications across a range of end markets, including the electronics, aerospace, automotive, chemical processing, energy and construction industries. Through its focus on manufacturing and sourcing efficiencies, Metallurg believes that it is the low cost producer for many of the products that it sells. Metallurg operates production facilities in the U.K., the U.S. and Brazil. Metallurg's products are primarily sold to one of three major market sectors: the aluminum industry, the steel industry and the superalloy industry.

     Overall operating conditions in each of these sectors have improved over the last year due to a rebound in general economic conditions worldwide and important changes in consumption patterns in China. The improved market conditions have contributed, along with certain production capacity reductions, to a tighter supply and demand balance for several of Metallurg's products. Additionally, a declining U.S. dollar caused prices for some of our products to rise as foreign competitors increased prices to offset the negative effect of the declining U.S. dollar. While we cannot predict demand or prices in the markets we serve, this discussion presents a general overview of each of our major market sectors.

     Demand from the aluminum market continued to improve from the low levels experienced in recent years, coinciding with increased global economic activity. On the supply side, a significant amount of excess and idle capacity exists in the aluminum master alloy industry. In the third quarter of 2004, Metallurg closed its master alloy facility in Norway to reduce excess capacity in the industry. Customers continue to be served from our facilities in the U.K. and Brazil. As a result of this closure and higher demand within the aluminum industry, pricing for our products have shown some improvement. Metallurg continues to seek higher prices for its major products and to implement cost reduction initiatives to enhance operating performance.

     The domestic steel industry continues to operate at moderately high levels of production and world steel production continues to grow at levels in excess of world GDP growth. Demand for ferrovanadium improved during 2004 and continues to be strong in 2005, driven by increasing world specialty steel production and increasing use of vanadium-bearing specialty steels in China, particularly for use in construction. The global supply/demand outlook for ferrovanadium has changed over the last few years, with Asia becoming a net importer of material instead of a net exporter. In the first quarter of 2004, we were successful in securing a significant long-term source of vanadium to improve capacity utilization and profitability. In April 2004, a labor strike affecting the ferrovanadium production facility in Cambridge, Ohio was settled with the ratification of a new three-year contract. The effects of securing new long-term raw materials arrangements, settling the labor strike and increased demand and pricing for ferrovanadium have improved profitability throughout 2004 and into 2005. During the fourth quarter of 2004 and the first quarter of 2005, market prices have moved significantly higher. We expect demand for ferrovanadium to remain strong and prices to remain well above long-term historical trend levels throughout 2005. We expect that raw material costs, for the production of ferrovanadium, to rise in 2006, as some of our raw material contracts are referenced to historical market prices.

     The superalloy industry has rebounded from the low production levels of recent years. This increase is driven by higher military spending, increased applications for energy related projects and improving commercial airliner production build rates. Titanium prices have increased significantly throughout 2004 and into 2005 due to higher demand, primarily in aerospace applications. We expect these strong market fundamentals to continue throughout 2005.

Results of Operations - The Quarter Ended March 31, 2005 Compared to the Quarter Ended March 31, 2004

     Metallurg operates in one significant industry segment, the manufacture and sale of performance-enhancing additives mainly for the metallurgical industry. Metallurg is organized into three reportable segments centered around its major production facilities in the U.K., the U.S. and Brazil. In addition to its own products, Metallurg distributes products manufactured by third parties.

     Summarized financial information concerning Metallurg's reportable segments is shown in the following table (in thousands). Each segment records direct expenses related to its employees and operations. The "Other" column includes corporate related items and results of subsidiaries not meeting the quantitative thresholds as prescribed by applicable accounting rules for determining reportable segments. Metallurg does not allocate general corporate overhead expenses to operating segments. The accounting policies of the segments are the same as those of the consolidated group. Transactions among segments are established based on negotiation among the parties. There have been no material changes in the financial statement presentation nor in segment assets from the amounts disclosed in the last annual report.

                                                                                  Intersegment
                                            LSM       SMC       CIF      Other    Eliminations   Consolidated
                                          -------   -------   -------   -------   ------------   ------------
(In thousands)
Quarter Ended March 31, 2005
Total revenue..........................   $58,973   $55,138   $17,202   $ 3,104     $(12,221)      $122,196
Gross profit...........................     5,717    18,758     2,183       486         (309)        26,835
SG&A...................................     2,895     3,393       750     2,167           --          9,205
Operating income (loss)................     2,822    15,365     1,433    (1,681)        (309)        17,630
Interest expense, net..................      (323)     (576)     (310)   (3,339)          --         (4,548)
Income tax provision (benefit).........       940     5,010       736    (4,024)          --          2,662
Net income.............................     1,557     9,779       387    13,886      (15,191)        10,418

                                                                                  Intersegment
                                            LSM       SMC       CIF      Other    Eliminations   Consolidated
                                          -------   -------   -------   -------   ------------   ------------
(In thousands)
Quarter Ended March 31, 2004
Total revenue..........................   $43,017   $30,452   $9,840    $ 6,023     $(13,782)      $75,550
Gross profit...........................     3,650     2,178      980        927         (419)        7,316
SG&A...................................     2,883     1,804      526      1,751           --         6,964
Operating income (loss)................       670       374      454       (824)        (419)          255
Interest expense, net..................      (355)     (235)    (205)    (2,126)          --        (2,921)
Income tax provision (benefit).........        89       402       35       (430)          --            96
Net income (loss)......................       313      (263)     214        (68)      (3,695)       (3,499)

Total Revenue

     Consolidated total revenue increased by $46.6 million (62%) in the quarter ended March 31, 2005.

     LSM revenue for the quarter ended March 31, 2005 was $16.0 million (37%) higher than the quarter ended March 31, 2004. Sales of aluminum master alloys and compacted products increased by $4.5 million as a result of a 29% increase in selling prices. Sales of aluminum powder increased by $3.6 million as a result of a 39% increase in sales volume and a 19% increase in selling prices. Sales of chrome products increased by $1.0 million as a result of a 4% increase in sales volume and a 9% increase in selling prices. Sales of ferrotitanium were $5.5 million higher, due to a 102% increase in average unit selling prices. The remaining increase in revenues of $1.4 million relates to other products.

     SMC revenue for the quarter ended March 31, 2005 was $24.7 million (81%) higher than the quarter ended March 31, 2004. Sales of vanadium products, produced in SMC's Ohio plant, increased by $22.0 million as a result of a 64% increase in sales volume and a 129% increase in selling prices. Sales of third party produced products increased by $1.6 million as a result of an increase in the selling price of chrome products. The remaining increase in revenues of $1.1 million relates to other products.

     CIF revenue for the quarter ended March 31, 2005 was $7.4 million (75%) higher than the quarter ended March 31, 2004. Sales of aluminum master alloys and compacted products increased by $3.5 million (50%), as a result of a 23% increase in sales volume and a 22% increase in selling prices. Sales of tantalum products rose by $2.0 million (246%), due to a 94% increase in sales volume and a 78% increase in selling prices. Sales of niobium products rose by $1.0 million (54%), despite lower selling prices, due to a 99% increase in sales volume. The remaining increase in revenues of $0.9 million relates to other products.

Gross Profit

     Consolidated gross profit increased to $26.8 million (22.0% of total revenue) for the quarter ended March 31, 2005 from $7.3 million (9.7% of total revenue) for the quarter ended March 31, 2004.

     LSM gross profit for the quarter ended March 31, 2005 was $2.1 million (57%) higher than the quarter ended March 31, 2004. Gross profit from aluminum products increased by $2.3 million, due to higher selling prices partially offset by increased unit costs. Gross profit from chrome products decreased by $0.4 million due to higher unit costs, despite higher selling prices. Gross profit from ferrotitanium improved by $0.1 million as a result of higher prices that were mostly offset by higher unit costs.

     SMC gross profit for the quarter ended March 31, 2005 was $16.6 million (761%) higher than the quarter ended March 31, 2004. Gross profit from vanadium products improved by $16.8 million as a result of an increase in average selling prices, partially offset by an increase in unit costs.

     CIF gross profit for the quarter ended March 31, 2005 increased by $1.2 million (123%) from the quarter ended March 31, 2004. Gross profit from tantalum products improved by $0.7 million as a result of an increase in average selling prices, partially offset by an increase in unit costs.

Selling, General and Administrative Expenses ("SG&A")

     SG&A increased to $9.2 million (7.5% of total revenue) for the quarter ended March 31, 2005 compared to $7.0 million (9.2% of total revenue) for the quarter ended March 31, 2004. The dollar increase was due to higher bank charges of $0.5 million primarily associated with the MHR financing agreement, higher professional fees of $1.1 million primarily for compliance with the Sarbanes-Oxley Act of 2002 and additional incentive compensation costs of $1.0 million associated with improved results. The percentage decrease was due primarily to an increase in total revenue.

Operating Income (Loss)

     Operating income was $17.6 million for the quarter ended March 31, 2005 compared to $0.3 million for the quarter ended March 31, 2004 primarily due to the increase in gross profit offset by the increase in SG&A as discussed above.

Interest Expense, Net

     Interest expense, net, was as follows (in thousands):

                                      Quarters Ended
                                        March 31,
                                    -----------------
                                     2005       2004
                                    -------   -------
Interest income .................   $   275   $   621
Interest expense ................    (4,823)   (3,542)
                                    -------   -------
   Interest expense, net ........   $(4,548)  $(2,921)
                                    =======   =======

     The increase in interest expense, net for the quarter ended March 31, 2005 is due to the higher debt levels, higher effective interest rates and the amortization of debt issue costs associated with the MHR financing.

Income Tax Provision, Net

     Income tax provision, net of tax benefits, was as follows (in thousands):

                                      Quarters Ended
                                        March 31,
                                    -----------------
                                       2005     2004
                                      ------   -----
Total current ...................     $1,807   $ 318
Total deferred ..................        855    (222)
                                      ------   -----
   Income tax provision, net ....     $2,662   $  96
                                      ======   =====

     The difference between the statutory federal income tax rate and Metallurg's effective rate for the quarters ended March 31, 2005 and 2004, is principally due to: (i) certain deductible temporary differences, principally domestic net operating losses, which in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance and (ii) the excess of foreign tax rates over the statutory federal income tax rate.

Net Income (Loss)

     Metallurg had net income of $10.4 million for the quarter ended March 31, 2005 compared to a net loss of $3.5 million for the quarter ended March 31, 2004 due to the higher operating income discussed above, offset by higher interest expense, net and higher provision for income taxes. Net income for the quarter ended March 31, 2004 also included a net loss from discontinued operations of $0.8 million. See "Note 3. Discontinued Operations" to Metallurg's Consolidated Financial Statements.

Liquidity and Financial Resources

General

     Metallurg's sources of liquidity include cash and cash equivalents, cash from operations and amounts available under credit facilities. At March 31, 2005, Metallurg had $15.3 million in cash and cash equivalents and working capital of $92.3 million as compared to $23.1 million and $83.1 million, respectively, at December 31, 2004.

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

Cash Flow Information

     Cash Flows from Operating Activities - Cash used in operating activities was $6.3 million for the quarter ended March 31, 2005 compared to $13.1 million for the quarter ended March 31, 2004. The improvement in net income of $10.4 million in 2005 vs. a loss of $3.5 million in 2004 was offset by an increase in components of working capital of $18.2 million due to improved operations and higher metal prices.

     Cash Flows from Investing Activities - Cash used in investing activities was $0.3 million for the quarter ended March 31, 2005 compared to net cash provided by investing activities of $6.6 million for the quarter ended March 31, 2004. In 2004, the sale of the South African sales office was partially offset by a loan provided to the buyer of that sales office.

     Cash Flows from Financing Activities - Cash used in financing activities was $1.1 million for the quarter ended March 31, 2005, compared to cash provided by financing activities of $1.0 million for the quarter ended March 31, 2004. In 2004, Metallurg received an $8.0 million loan from related parties to facilitate the purchase of raw material for the vanadium plant and had to deposit $7.0 million as cash collateral for its revolving credit facility.

Credit Facilities and Other Financing Arrangements

     Senior Notes - Metallurg has not made any changes to the terms of its Senior Notes described in its Annual Report on Form 10-K as of December 31, 2004. In January 2005, Metallurg, Inc. loaned Metallurg Holdings, its parent company, $744,000 to pay interest on Metallurg Holdings' Senior Discount Notes held by non-related parties. This restricted payment was necessary, as Metallurg Holdings did not have sufficient cash on hand to make its required interest payments and reduced Metallurg, Inc.'s ability to make restricted payments under its Senior Note indenture to $114,000.

     MHR Credit Facility - Metallurg has not made any changes to the terms of this facility described in its Annual Report on Form 10-K as of December 31, 2004. The total amount outstanding under this agreement is $15.9 million in loans and $20.8 million in letters of credit at March 31, 2005.

     LSM Revolving Credit Facilities - LSM has not made any changes to the terms of these facilities described in Metallurg's Annual Report on Form 10-K as of December 31, 2004. At March 31, 2005, there were $1.1 million of borrowings outstanding under these facilities at an interest rate of 3.9% and included in short-term debt on the consolidated balance sheet.

     LSM Term Loans - In January 2005, these loans were amended to denominate them in U.S. dollars on similar terms and conditions. The loan with Barclays Bank plc is for $10.5 million for a term of two years and three months and bears interest at 3-month U.S. dollar LIBOR plus 1.75%. LSM makes quarterly principal repayments of $0.3 million plus interest. At March 31, 2005, $10.2 million remains outstanding under this loan. The loan with HSBC Bank plc is for $10.5 million for a term of four and one-half years and bears interest at 3-month U.S. dollar LIBOR plus 1.65%. LSM makes quarterly principal repayments of $0.4 million plus interest. At March 31, 2005, $10.1 million remains outstanding under this loan. These term loan facilities are collateralized by the assets of LSM and require LSM to comply with various covenants, including the maintenance of minimum tangible net worth and interest coverage.

     Other - CIF maintains short-term secured and unsecured borrowing arrangements with various banks totaling $10.7 million. Borrowings under these arrangements aggregated $7.7 million at March 31, 2005 at a weighted-average interest rate of 9.6%.

Capital Expenditures

     Metallurg invested $0.8 million in capital projects during the quarter ended March 31, 2005. Metallurg's capital expenditures include projects related to improving Metallurg's operations, productivity improvements, replacement projects and ongoing environmental requirements (which are in addition to expenditures discussed in "Environmental Remediation Costs" below). Capital expenditures are projected to total approximately $5.3 million for the year ended December 31, 2005. Metallurg believes approximately half of these capital expenditures will result in decreased costs of production, improved efficiency and expanded production capacities. The remaining planned capital expenditures are primarily for replacement and repairs of existing facilities. Although Metallurg has projected these items in the periods noted above, Metallurg has not committed purchases to vendors for all of these projects, as some projects remain contingent on final approvals and other conditions and the actual timing of expenditures may extend into future periods. Metallurg believes that these projects will be funded through existing and future internally generated cash and credit lines.

Environmental Remediation Costs

     Losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the quarter ended March 31, 2005, Metallurg paid $1.9 million for environmental remediation.

     In 1997, SMC entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it was aware. Pursuant to these agreements, SMC has agreed to perform environmental remediation, which, as of March 31, 2005, had an estimated net cost of completion of $19.2 million. Of this amount, Metallurg expects to spend $1.4 million in the remaining three quarters of 2005 (not including the settlement by SMC of certain environmental remediation obligations at its Newfield facility) and $3.3 million in 2006. These amounts have been accrued for in prior years and are reflected in Metallurg's consolidated balance sheet liabilities.

     While its remediation obligations and other environmental costs, in the aggregate, will reduce its liquidity, Metallurg believes its cash balances, cash from operations and cash available under its credit facilities are sufficient to fund its current and anticipated future requirements for environmental expenditures.

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     Refer to the Market Risk section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in Metallurg's annual report on Form 10-K for the year ended December 31, 2004, which is incorporated by reference herein.

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

                                ITEM 6 - EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 2, 2005 on its behalf by the undersigned thereunto duly authorized.

                                           METALLURG, INC.


                                           By: /s/ Barry C. Nuss
                                               ---------------------------------
                                           Barry C. Nuss
                                           Senior Vice President and Chief
                                           Financial Officer